Form 10-Q
period 1998-06-30
UNIGRAPHICS SOLUTIONS INC
filed 1998-08-14
CIK 1055246

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1998
                                          --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                      Commission file number     1-14155
                                               -------------


                          Unigraphics Solutions Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                          75-2728894
-------------------------------                         --------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


           13736 Riverport Drive, Maryland Heights, Missouri  63043
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 344-5900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

     As of July 31, 1998, there were outstanding 5,000,000 shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

===============================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                             Page No.
                                                                                                             --------
Part I -- Financial Information (Unaudited)

   Item 1.  Financial Statements
     Consolidated Statements of Operations.......................................................                   3

     Consolidated Balance Sheets.................................................................                   4

     Consolidated Statements of Cash Flows.......................................................                   5

     Notes to Consolidated Financial Statements..................................................                   6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................................................................                   8

Part II -- Other Information
   Item 4.  Submission of Matters to a Vote of Security Holders..................................                  14

   Item 6.  Exhibits and Reports on Form 8-K.....................................................                  14

Signatures.......................................................................................                  15

Exhibit 10.10    Unigraphics Solutions Inc. 1998
Exhibit 27       Financial Data Schedule (for SEC information only)

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS


                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)



                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                                      --------                            --------
                                                              1998                1997              1998              1997
                                                            --------             -------          --------          --------
Revenue:
   Software                                                 $ 38,620            $28,780           $ 70,180          $ 55,016
   Services                                                   46,378             35,847             84,263            66,394
   Hardware                                                   16,903             16,645             33,986            28,989
                                                            --------            -------           --------          --------
      Total revenue                                          101,901             81,272            188,429           150,399
Cost of revenue:
   Software:
      Amortization                                             5,550              3,672             10,146             7,344
      Royalties, distribution and other                        4,374              3,780              7,651             6,565
   Services                                                   19,836             12,810             34,562            26,569
   Hardware                                                   14,321             10,688             28,226            19,079
                                                            --------            -------           --------          --------
      Total cost of revenue                                   44,081             30,950             80,585            59,557
                                                            --------            -------           --------          --------
Gross profit                                                  57,820             50,322            107,844            90,842

Operating expenses:
   Selling, general and administrative                        34,885             26,398             62,115            49,332
   Research and development                                   15,563             11,505             29,851            22,450
   In-process research and development                            --                 --             42,468                --
                                                            --------            -------           --------          --------
      Total operating expenses                                50,448             37,903            134,434            71,782
                                                            --------            -------           --------          --------
Operating income                                               7,372             12,419            (26,590)           19,060
Other income (expense),  net                                  (1,993)                 3              7,699                14
                                                            --------            -------           --------          --------
Income (loss) before income taxes                              5,379             12,422            (18,891)           19,074
Provision for income taxes                                     1,936              4,619             (8,251)            7,092
                                                            --------            -------           --------          --------
Net income (loss)                                           $  3,443            $ 7,803           $(10,640)         $ 11,982
                                                            ========            =======           ========          ========

Comprehensive income (loss)                                 $  4,623            $ 8,037           $ (4,591)         $ 10,332
                                                            ========            =======           ========          ========

Earnings (loss) per share:
   Basic                                                    $   0.11            $  0.25           $  (0.34)         $   0.38
                                                            ========            =======           ========          ========
   Diluted                                                  $   0.11            $  0.25           $  (0.34)         $   0.38
                                                            ========            =======           ========          ========
Weighted average number of
Common shares outstanding:
   Basic                                                  31,979,286         31,265,000         31,626,111        31,265,000
                                                          ==========         ==========         ==========        ==========
   Diluted                                                31,979,286         31,265,000         31,626,111        31,265,000
                                                          ==========         ==========         ==========        ==========

         See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     UNAUDITED Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                                                June 30,          December 31,
                                                                  1998                1997
                                                           ------------------  -------------------
Assets
Current assets
   Cash and cash equivalents                                         $ 16,793             $     11
   Marketable securities                                               12,024                2,685
   Accounts receivable, net                                           107,514              115,692
   Prepaids and other                                                   5,653                3,624
                                                                     --------             --------
     Total current assets                                             141,984              122,012
                                                                     --------             --------

Property and equipment, net                                            21,871               19,821
                                                                     --------             --------

Operating and other assets
   Software, goodwill, and other intangibles, net                      77,912               24,957
   Deferred income taxes                                               10,028                   --
                                                                     --------             --------
     Total operating and other assets                                  87,940               24,957
                                                                     --------             --------
Total assets                                                         $251,795             $166,790
                                                                     ========             ========

Liabilities and Stockholders' Equity/Net Investment
Current liabilities
   Accounts payable and accrued liabilities                         $  58,600             $ 41,759
   Deferred revenue                                                    11,726                7,798
   Income taxes payable                                                13,424                   --
   Deferred income taxes - current portion                             19,224               19,497
                                                                    ---------             --------
     Total current liabilities                                        102,974               69,054
                                                                    ---------             --------

Intercompany credit agreement                                           1,962                   --
Intercompany note                                                      73,000                   --
Deferred income taxes                                                      --                9,386

Stockholders' equity/net investment
   Preferred stock, $.01 par value; authorized
     20,000,000 shares, none issued                                                            --
   Class A common stock, $.01 par value; 168,735,000
     shares authorized; 5,000,000 shares issued and                        50                   --
     outstanding at June 30, 1998
   Class B common stock, $.01 par value; 31,265,000
     shares authorized; 31,265,000 shares issued and
     outstanding at June 30, 1998                                         313                   --
   Additional paid-in capital                                         148,676                   --
   Retained earnings (deficit)                                        (83,640)                  --
   Accumulated other comprehensive income                               8,460                2,410
   Stockholder's net investment                                            --               85,940
                                                                    ---------             --------
   Total stockholders' equity/net investment                           73,859               88,350
                                                                    ---------             --------
Total liabilities and stockholders' equity/net investment           $ 251,795             $166,790
                                                                    =========             ========

         See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED Consolidated StatementS of Cash Flows
                                (in thousands)


                                                                          Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                       1998               1997
                                                                ------------------  -----------------

Net cash provided by operating activities                               $  50,367           $ 49,605
                                                                        ---------           --------

Cash Flows from Investing Activities
   Proceeds from sale of marketable securities                             10,145                 --
   Payments related to Solid Edge acquisition                            (104,993)                --
   Payments for purchases of property and equipment                        (5,117)            (2,675)
   Payments for purchases of software and other intangibles                  (883)              (114)
   Payments for purchases of marketable securities                            (51)                --
                                                                        ---------           --------
     Net cash used in investing activities                               (100,899)            (2,789)
                                                                        ---------           --------

Cash Flows from Financing Activities
   Borrowings under Intercompany credit agreement                         111,204                 --
   Payments on Intercompany credit agreement                             (108,851)                --
   Proceeds from sale of stock                                             65,100                 --
   Net advances to affiliates                                                  --            (46,816)
                                                                        ---------           --------
     Net cash provided by (used in) financing activities                   67,453            (46,816)
                                                                        ---------           --------
Effect of exchange rate changes on cash and cash equivalents                 (139)                --
                                                                        ---------           --------
Net increase in cash and cash equivalents                                  16,782                 --
                                                                                            --------
Cash and cash equivalents at beginning of period                               11                  1
                                                                        ---------           --------
Cash and cash equivalents at end of period                              $  16,793           $      1
                                                                        =========           ========




         See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements (Unaudited)



Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements of Unigraphics Solutions Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

Note 2. Earnings Per Share

        Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options and the vesting of restricted stock units that would have had a dilutive effect on earnings per share. There were no employee stock options or vesting of restricted stock units which had a dilutive effect as of June 30, 1998.

Note 3. Solid Edge Acquisition

        On March 2, 1998, the Company acquired the mechanical computer-aided design ("CAD"), computer-aided engineering ("CAE"), and computer-aided manufacturing ("CAM") business of Intergraph Corporation consisting of the Solid Edge and EMS product lines (the "Solid Edge Acquisition") for a purchase price of $105 million (excluding approximately $2 million of acquisition costs). The Company borrowed $105 million from EDS (hereinafter defined) pursuant to the Intercompany Credit Agreement (hereinafter defined). The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets will be amortized on a straight-line basis over the remaining estimated useful lives of the assets. Costs allocated to in-process research and development in the amount of $42.5 million were expensed in the three month period ended March 31, 1998. The excess of purchase price over fair value of identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over its useful life of seven years. The Company has allocated the purchase price as follows: $1.3 million to computer equipment, furniture and other assets; $3.4 million to software; $4.0 million to acquired workforce; $42.5 million to in-process research and development costs; and $55.8 million to goodwill. As a result of the write-off of in-process research and development costs and additional amortization expense resulting from the Solid Edge Acquisition, the Company expects that net income in 1998 will be significantly less than in prior years.

     The following summary presents selected unaudited pro forma consolidated information for the Company assuming the Solid Edge Acquisition and related financing under the Intercompany Credit Agreement had occurred on January 1, 1997 (in thousands, except for earnings per share):

                                      Six Months Ended June 30,
                                   -------------------------------
                                      1998                 1997
                                   -------------------------------

Revenues                            $193,208             $166,589
                                    ========             ========

Net Income                          $ 12,737             $  4,194

Earnings per share                  $   0.40             $   0.13
                                    ========             ========


The pro forma information does not include the write off of $42.5 million of in-process research and development costs acquired in connection with the Solid Edge Acquisition.


Note 4.  Public Offering of Common Stock and Issuance of Options

     On June 23, 1998, the Company completed an initial public offering of 5,000,000 shares of Class A Common Stock, $.01 par value per share, of the Company. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement between the Company and EDS. Currently there are a total of 36,265,000 outstanding shares of Company Common Stock, including 5,000,000 share of Class A Common Stock and 31,265,000 shares of Class B Common Stock. EDS currently owns 100% of the Class B Common Stock. EDS' holdings represent 86.2% of the outstanding shares of all classes of Common Stock and 98.4% of the combined voting power of all classes of voting stock of the Company.

     Employee stock options for the purchase of approximately 800,000 shares of Class A Common Stock were issued upon completion of the offering at the initial public offering price of $14.00 per share. These securities have not been included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company provides scalable, integrated, enterprise-level mechanical computer-aided design solutions that are used for virtual product development principally in the automotive and transportation, aerospace, consumer products, equipment and machinery, and electronics industries. For further information, refer to the Company's Registration Statement on Form S-1 (File No. 333-48261).

     Pursuant to a reorganization consummated as of January 1, 1998 (the "Reorganization"), the Company became the successor to the mechanical CAD/CAM/CAE ("MCAD") business of Electronic Data Systems Corporation, a Delaware corporation ("EDS"), which business was formerly operated within several business units of EDS. The Company's historical financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of EDS prior to the Reorganization and may not be indicative of actual results of operations and financial position of the Company subsequent to the Reorganization.

     In connection with the Reorganization, effective as of January 1, 1998 the Company entered into a Management Services Agreement with EDS pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax and similar administrative services. The agreement provides for the payment of fees to EDS for such services, either on a fixed price or usage basis, which fees are generally designed to approximate EDS' cost of providing the services, as well as a fixed fee equal to .5% of the Company's total revenues. In addition, pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS entered into in connection with the Reorganization (the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Since the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility is $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73 million (the "Intercompany Note"). See "Liquidity and Capital Resources" for further discussion.

     On June 23, 1998, the Company completed the initial public offering of 5,000,000 shares of Class A Common Stock, $.01 par value per share, of the Company. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement.


Solid Edge Acquisition

     On March 2, 1998, the Company completed the Solid Edge Acquisition for a purchase price of $105 million (excluding approximately $2 million of acquisition costs). The Company borrowed $105 million from EDS pursuant to the Intercompany Credit Agreement. The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets will be amortized on a straight-line basis over the remaining estimated useful lives of the assets. Costs allocated to in-process research and development in the amount of $42.5 million were expensed in the three month period ended March 31, 1998. The excess of purchase price over fair value of identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over its useful life of seven years. The Company has allocated the purchase price as follows: $1.3 million to computer equipment, furniture and other assets; $3.4 million to software; $4.0 million to acquired workforce; $42.5 million to in-process research and development costs; and $55.8 million to goodwill. As a result of the write-off of in-process research and development costs and additional amortization expense resulting from the Solid Edge Acquisition, the Company expects that net income in 1998 will be significantly less than in prior years.

     Financial performance for the Solid Edge product is consistent with the projections utilized in the allocation of the purchase price for the Solid Edge Acquisition.

Forward-looking Statements

     All statements other than historical statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding future income gains to be realized from the exercise of warrants and subsequent sale of related re-marketable securities, the Company's effective tax rate for the remainder of calendar year 1998, and the Company's Year 2000 exposure. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts; general economic conditions in the United States and abroad; the cost of attracting and retaining highly skilled personnel; the ability of the Company to successfully integrate its operations into a single, effective and efficient entity; and the significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Registration Statement (File No. 333-48261) under "Risk Factors" beginning on page 10.

     The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


Results of Operations

     Revenues. Revenues were $101.9 million during the three months ended June 30, 1998, an increase of $20.6 million from $81.3 million for the corresponding period in 1997. Revenues were $188.4 million during the six months ended June 30, 1998, an increase of $38.0 million from $150.4 million for the corresponding period in 1997.

     Software revenues increased $9.8 million, or 34%, to $38.6 million for the three month period ended June 30, 1998, from $28.8 million for the corresponding period in 1997. Software revenues increased $15.2 million, or 28%, to $70.2 million for the six month period ended June 30, 1998, from $55.0 million for the corresponding period in 1997. This increase resulted from strong sales performance in Europe and Asia Pacific and the addition of the Solid Edge/EMS product line.

     Services revenues increased $10.6 million, or 30%, to $46.4 million for the three month period ended June 30, 1998, from $35.8 million for the corresponding period in 1997. Services revenues increased $17.9 million, or 27%, to $84.3 million for the six month period ended June 30, 1998, from $66.4 million for the corresponding period in 1997. This increase resulted from software maintenance growth in all zones corresponding with the higher software sales activity.

     Hardware revenues increased $0.3 million, or 2%, to $16.9 million for the three month period ended June 30, 1998, from $16.6 million for the corresponding period in 1997. Hardware revenues increased $5.0 million, or 17%, to $34.0 million for the six month period ended June 30, 1998, from $29.0 million for the corresponding period in 1997. This increase resulted from continued brisk activity in the United States in the second quarter following a strong first quarter in both the United States and Europe.

     Revenues from international operations comprised 54% and 55% of total revenue for the three months ended June 30, 1998 and 1997, respectively. Revenues from international operations comprised 52% of total revenue for the six months ended June 30, 1998 and 1997. Excluding revenues from General Motors, international revenues comprised 60% and 58% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 57% and 56% of total revenues for the six months ended June 30, 1998 and 1997, respectively.

     Gross Profit. Gross profit was $57.8 million during the three months ended June 30, 1998, an increase of $7.5 million from $50.3 million for the corresponding period in 1997. Gross profit was $107.8 million during the six months ended June 30, 1998, an increase of $17.0 million from $90.8 million for the corresponding period in 1997. Gross profit margin was 57% and 62% for the three months ended June 30, 1998 and 1997, respectively, and 57% and 60% for the six months ended June 30, 1998 and 1997, respectively.

     Gross profit on software revenues increased $7.4 million, or 35%, to $28.7 million for the three month period ended June 30, 1998, from $21.3 million for the corresponding period in 1997. Gross profit on software revenues increased $11.3 million, or 27%, to $52.4 million for the six month period ended June 30, 1998, from $41.1 million for the corresponding period in 1997. This increase resulted primarily from very strong revenue growth which offset the amortization of goodwill and software intangibles arising from the Solid Edge Acquisition.

     Gross profit on services revenues increased $3.5 million, or 15%, to $26.5 million for the three month period ended June 30, 1998, from $23.0 million for the corresponding period in 1997. Gross profit on services revenues increased $9.9 million, or 25%, to $49.7 million for the six month period ended June 30, 1998, from $39.8 million for the corresponding period in 1997. This increase resulted from the growth of software maintenance revenues as a component of services total revenues. The 1997 second quarter included a one-time benefit from a performance-based contract. The 1998 second quarter also included a one-time charge for maintenance resulting from the Company assuming a supplier's maintenance obligations.

     Gross profit on hardware revenues decreased $3.4 million, or 57%, to $2.6 million for the three month period ended June 30, 1998, from $6.0 million for the corresponding period in 1997. Gross profit on hardware revenues decreased $4.1 million, or 41%, to $5.8 million for the six month period ended June 30, 1998, from $9.9 million for the corresponding period in 1997. This decrease resulted from reductions in finders fees paid to the Company by hardware vendors in the first half of 1997 and a change in the mix of hardware sales to lower margin computers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.9 million during the three months ended June 30, 1998, an increase of $8.5 million from $26.4 million for the corresponding period in 1997. Selling, general and administrative expenses were $62.1 million during the six months ended June 30, 1998, an increase of $12.8 million from $49.3 million for the corresponding period in 1997. Selling, general and administrative expenses represented 34% and 32% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 33% of total revenues for the six months ended June 30, 1998 and 1997. Selling costs are comprised of salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. The higher selling, general and administrative expenses resulted from increases in commissions and bonuses because of continued strong sales growth over 1997, increased staffing requirements to support higher revenue growth and additional employee costs associated with the Solid Edge Acquisition.

     Research and Development Costs. Research and development costs were $15.6 million and $11.5 million for the three months ended June 30, 1998 and 1997, respectively. Research and development costs were $29.9 million and $22.5 million for the six months ended June 30, 1998 and 1997, respectively. Research and development costs as a percentage of total revenues were 15% and 14% for the three months ended June 30, 1998 and 1997, respectively, and 16% and 15% for the six months ended June 30, 1998 and 1997, respectively. The increase in research and development costs resulted principally from the Solid Edge Acquisition.

     In-process Research and Development Costs. In-process research and development for the six months ended June 30, 1998 includes the write off of in-process research and development costs of $42.5 million associated with the Solid Edge Acquisition in the first quarter of 1998.

     Operating Income (Loss). Operating income was $7.4 million and $12.4 million for the three months ended June 30, 1998 and 1997, respectively. Operating income (loss) was $(26.6) million and $19.1 million for the six months ended June 30, 1998 and 1997, respectively.

     Other Income (Expense), Net. Other income (expense), net was $(2.0) million and $3 thousand for the three months ended June 30, 1998 and 1997, respectively. Other income (expense), net was $7.7 million and $14 thousand for the six months ended June 30, 1998 and 1997, respectively. The increase in other income (expense), net resulted from gains of $10.1 million realized in the quarter ended March 31, 1998 from the exercise of warrants and subsequent sale of related marketable equity securities. The warrants were received in exchange for reduced royalty fees from a private software company which was acquired by a public company in 1997. The Company anticipates that significant gains on similar transactions will continue to be reflected in its results of operations in 1998. The amount of such gains will be dependent on existing market conditions at the time of sale. Interest expense associated with the Intercompany Credit Agreement and Intercompany Note was $2.0 million for the three months ended June 30, 1998.

     Provision for Income Taxes. The provision for income taxes was $1.9 million and $4.6 million for the three months ended June 30, 1998 and 1997, respectively. The provision for income taxes was $(8.3) million and $7.1 million for the six months ended June 30, 1998 and 1997, respectively. The Company's effective tax rate was 36.0% and 37.2% for the three months ended June 30, 1998 and 1997, respectively, and 43.7% and 37.2% for the six months ended June 30, 1998 and 1997, respectively. The Company's effective tax rate was higher than normal in the first quarter of 1998 as a result of the write-off of in-process research and development costs discussed above. The Company expects that its effective tax rate for the remaining quarters in 1998 will be approximately 36%.

     Net Income (Loss). Net income for the three months ended June 30, 1998, was $3.4 million and $7.8 million for the corresponding quarter in 1997. Net income (loss) for the six months ended June 30, 1998, was $(10.6) million and $12.0 million for the corresponding period in 1997. Basic and diluted earnings per share of common stock was $0.11 and $0.25 for the three months ended June 30, 1998 and 1997, respectively. Basic and diluted earnings (loss) per share of common stock was $(0.34) and $0.38 for the six months ended June 30, 1998 and 1997, respectively.

     Inflation. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

     Recent Accounting Pronouncements. In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, to supersede SOP 91-1, the previously released SOP on this topic. SOP 97-2 provides additional guidance on when revenue should be recognized, and in what amounts, for licensing, selling, leasing, or otherwise marketing computer software. The provisions of SOP 97-2 are effective for transactions entered into in fiscal years beginning after December 15, 1997. Adoption of SOP 97-2 did not have a material adverse impact on the Company's financial statements.

     In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. Initial application of SOP 98-1 is not expected to have a material impact on the Company's financial statements. The Company has not determined if it will adopt the provisions of this SOP prior to its effective date.

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS. The Company has an Intercompany Credit Agreement with EDS under which $2.0 million was outstanding at June 30, 1998. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreement (and certain other credit agreements between EDS Finance PLC, a wholly-owned subsidiary of EDS, and certain non-U.S. subsidiaries of the Company) is $70 million. Amounts outstanding under the Intercompany Credit Agreement bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. The Intercompany Credit Agreement restricts the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreement. The Intercompany Credit Agreement terminates on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and requires that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%.

     The Company also has outstanding an Intercompany Note in the principal amount of $73.0 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

     The Company's net cash provided by operations for the six months ended June 30, 1998 increased $.8 million to $50.4 million from $49.6 million in the comparable period in the prior year. The Company's net cash used in investing activities for the six months ended June 30, 1998 increased $98.1 million to $100.9 million from $2.8 million in the same prior year period. The increase was primarily due to cash payments made in connection with the Solid Edge Acquisition and increased purchases of property and equipment, partially offset by proceeds received for the sale of marketable securities. Cash flows provided by financing activities increased $114.3 million to $67.5 million for the six months ended June 30, 1998, primarily due to $65.1 million of proceeds received from the Company's initial public offering of Class A Common Stock as well as decreases in cash payments on intercompany balances with EDS. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreement and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

Year 2000 Issue

     Current versions of the Company's products are designed to be Year 2000 compliant. The Company is in the process of determining the extent to which the customized implementations of its software products are Year 2000 compliant as well as the impact of any non-compliance on the Company and its customers. While there can be no assurance that the Company will not be exposed to potential claims resulting from system problems associated with the Year 2000 issue, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in any material adverse impact on the Company's business or results of operation.

     In accordance with the Management Services Agreement with EDS, the Company will continue to use centralized internal accounting systems of EDS in the near term. EDS has completed the assessment and planning stages and has commenced the renovation process for its internal systems, including those used by the Company. The Company has been advised that EDS anticipates this process and the subsequent testing and implementation of the modified code will be completed in stages, from mid-1998 through mid-1999. Costs incurred to make EDS' centralized internal accounting systems Year 2000 compliant will be paid entirely by EDS. Failure to complete the Year 2000 conversion process for EDS' internal systems on a timely basis would have a material adverse impact on the Company's business or results of operation.

PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 12, 1998, Electronic Data Systems Corporation, as the sole stockholder of the Registrant, consented to the amendments to the Certificate of Incorporation of the Registrant effected by the Restated Certificate of Incorporation of the Registrant (which is filed as Exhibit 3.1 to the Registration Statement on Form S-1 of the Registrant, File No. 333-48261).

    On May 12, 1998, Electronic Data Systems Corporation, as the sole stockholder of the Registrant, consented to the adoption of the 1998 Incentive Plan of Unigraphics Solutions Inc. (which is filed as Exhibit 10.10 to the Registration Statement on Form S-1 of the Registrant, File No. 333-48261).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number                      Description
         -----------------------------------------------------------------------
          3.1       Restated Certificate of Incorporation of the Company
                    incorportaed by reference to Exhibit 3.1 to the Company's
                    Registration Statement on Form S-1 (File No. 333-48261)
                    filed May 21, 1998.
          3.2       Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Registration
                    Statement on Form S-1 (File No. 333-48261) filed May 21,
                    1998.
         10.10      Unigraphics Solutions Inc. 1998 Incentive Plan
            27      Financial Data Schedule (for SEC information only)

(b)      Reports on Form 8-K

         None.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          UNIGRAPHICS SOLUTIONS INC.
                                          --------------------------------------
                                                 (Registrant)



                                          By /s/  Douglas E. Barnett
                                             -----------------------------------
                                             (Douglas E. Barnett, Vice President
Date:  August 13, 1998                        and Chief Financial Officer)