Form 10-Q
period 1998-09-30
UNIGRAPHICS SOLUTIONS INC
filed 1998-11-13
CIK 1055246

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             September 30, 1998
                                                ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________


                      Commission file number     1-14155
                                               -------------


                          Unigraphics Solutions Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      75-2728894
-------------------------------                    --------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


           13736 Riverport Drive, Maryland Heights, Missouri  63043
-----------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 344-5900
                          --------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of October 31, 1998, there were outstanding 5,000,000 shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

================================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                                               Page No.
                                                                                              ---------
Part I -- Financial Information (Unaudited)

   Item 1.  Financial Statements

            Consolidated Statements of Operations............................................      3

            Consolidated Balance Sheets......................................................      4

            Consolidated Statements of Cash Flows............................................      5

            Notes to Consolidated Financial Statements.......................................      6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.......................................................................      8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risks......................     14

Part II -- Other Information

   Item 6.  Exhibits and Reports on Form 8-K................................................      15

Signatures..................................................................................      16

Exhibit 11     Statement Re Computation of Per Share Earnings

Exhibit 27     Financial Data Schedule (for SEC information only)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share and shares amounts)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                            ----------------------------       ----------------------------
                                                1998             1997             1998              1997
                                            -----------      -----------       -----------      -----------
Revenue:
  Software                                  $    39,154      $    24,651       $   109,334      $    79,667
  Services                                       45,416           33,297           129,680           99,691
  Hardware                                       12,562           18,408            46,548           47,397
                                            -----------      -----------       -----------      -----------
    Total revenue                                97,132           76,356           285,562          226,755
Cost of revenue:
  Software
    Amortization                                  6,018            3,672            16,164           11,016
    Royalties, distribution and other             4,259            3,064            11,910            9,629
  Services                                       16,376           15,283            50,939           41,852
  Hardware                                       10,700           13,399            38,926           32,478
                                            -----------      -----------       -----------      -----------
    Total cost of revenue                        37,353           35,418           117,939           94,975
                                            -----------      -----------       -----------      -----------
Gross profit                                     59,779           40,938           167,623          131,780

Operating expenses:
  Selling, general and administrative            36,564           24,660            98,679           73,992
  Research and development                       16,747           12,105            46,598           34,555
  In-process research and development               --               --             42,468              --
                                            -----------      -----------       -----------      -----------
    Total operating expenses                     53,311           36,765           187,745          108,547
                                            -----------      -----------       -----------      -----------
Operating income (loss)                           6,468            4,173           (20,122)          23,233
Other income, net                                   882            3,795             8,582            3,809
                                            -----------      -----------       -----------      -----------
Income (loss) before income taxes                 7,350            7,968           (11,540)          27,042
Provision for income taxes                        2,645            2,964            (5,605)          10,056
                                            -----------      -----------       -----------      -----------
Net income (loss)                           $     4,705      $     5,004       $    (5,935)     $    16,986
                                            ===========      ===========       ===========      ===========
Comprehensive income (loss)                 $     3,786      $     5,959       $      (804)     $    16,524
                                            ===========      ===========       ===========      ===========

Earnings (loss) per share:
  Basic                                     $      0.13      $      0.16       $     (0.18)     $      0.54
                                            ===========      ===========       ===========      ===========
  Diluted                                   $      0.13      $      0.16       $     (0.18)     $      0.54
                                            ===========      ===========       ===========      ===========

Weighted average number of
Common shares outstanding:
  Basic                                      36,265,000       31,265,000        33,195,147       31,265,000
                                            ===========      ===========       ===========      ===========
  Diluted                                    36,265,000       31,265,000        33,195,147       31,265,000
                                            ===========      ===========       ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share and shares amounts)

                                                             September 30,    December 31,
                                                                 1998             1997
                                                             -------------    ------------
Assets
Current assets
   Cash and cash equivalents                                   $ 26,772         $     11
   Marketable securities                                          9,686            2,685
   Accounts receivable, net                                     100,436          115,692
   Prepaids and other                                             6,576            3,624
                                                               --------         --------
     Total current assets                                       143,470          122,012
                                                               --------         --------

Property and equipment, net                                      22,411           19,821
                                                               --------         --------

Operating and other assets
   Software, goodwill, and other intangibles, net                73,111           24,957
   Deferred income taxes                                         10,846               --
                                                               --------         --------
     Total operating and other assets                            83,957           24,957
                                                               --------         --------
Total assets                                                   $249,838         $166,790
                                                               ========         ========

Liabilities and Stockholders' Equity/Net Investment
Current liabilities
   Accounts payable and accrued liabilities                    $ 56,855         $ 41,759
   Deferred revenue                                              12,077            7,798
   Income taxes payable                                          27,806               --
   Deferred income taxes - current portion                        7,531           19,497
                                                               --------         --------
       Total current liabilities                                104,269           69,054
                                                               --------         --------

Intercompany note                                                67,925               --
Deferred income taxes                                                --            9,386

Stockholders' equity/net investment
   Preferred stock, $.01 par value; authorized
      20,000,000 shares, none issued                                 --               --
   Class A common stock, $.01 par value; 168,735,000
    shares authorized; 5,000,000 shares issued and                   50               --
    outstanding at September 30, 1998
   Class B common stock, $.01 par value; 31,265,000
    shares authorized; 31,265,000 shares issued and
    outstanding at September 30, 1998                               313               --
   Additional paid-in capital                                   148,676               --
   Retained earnings (deficit)                                  (78,936)              --
   Accumulated other comprehensive income                         7,541            2,410
   Stockholder's net investment                                      --           85,940
                                                               --------         --------
   Total stockholders' equity/net investment                     77,644           88,350
                                                               --------         --------
Total liabilities and stockholders' equity/net investment       249,838         $166,790
                                                               ========         ========

         See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ---------------------------
                                                                      1998               1997
                                                                    ---------          --------

Net cash provided by operating activities                           $  68,214          $ 62,122
                                                                    ---------          --------

Cash Flows from Investing Activities
   Proceeds from sale of marketable securities                         12,272             3,812
   Payments related to Solid Edge acquisition                        (104,993)               --
   Payments for purchases of property and equipment                    (8,413)           (5,391)
   Payments for purchases of software and other intangibles              (834)             (116)
   Payments for purchases of marketable securities                        (51)              (14)
                                                                    ---------          --------
     Net cash used in investing activities                           (102,019)           (1,709)
                                                                    ---------          --------

Cash Flows from Financing Activities
   Borrowings under Intercompany Credit Agreement                     113,687                --
   Payments on Intercompany Credit Agreement                         (118,163)               --
   Proceeds from sale of stock                                         65,100                --
   Net advances to affiliates                                              --           (60,413)
                                                                    ---------          --------
     Net cash provided by (used in) financing activities               60,624           (60,413)
                                                                    ---------          --------
Effect of exchange rate changes on cash and cash equivalents              (58)               --
                                                                    ---------          --------
Net increase in cash and cash equivalents                              26,761                --
Cash and cash equivalents at beginning of period                           11                 1
                                                                    ---------           --------
Cash and cash equivalents at end of period                          $  26,772          $      1
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

Note 2. Earnings Per Share

     Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options and the vesting of restricted stock units that would have had a dilutive effect on earnings per share. There were no employee stock options or vesting of restricted stock units that would have had a dilutive effect as of September 30, 1998.

Note 3. Solid Edge Acquisition

     On March 2, 1998, the Company acquired the mechanical computer-aided design ("CAD"), computer-aided engineering ("CAE"), and computer-aided manufacturing ("CAM") business of Intergraph Corporation consisting of the Solid Edge and EMS product lines (the "Solid Edge Acquisition") for a purchase price of $105 million (excluding approximately $2 million of acquisition costs). The Company borrowed $105 million from EDS (hereinafter defined) pursuant to the Intercompany Credit Agreement (hereinafter defined). The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets will be amortized on a straight-line basis over the remaining estimated useful lives of the assets. Costs allocated to in-process research and development in the amount of $42.5 million were expensed in the three month period ended March 31, 1998. The excess of purchase price over fair value of identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over its useful life of seven years. The Company has allocated the purchase price as follows: $3.4 million to software; $4.0 million to acquired workforce; $42.5 million to in-process research and development costs; and $57.1 million to goodwill. As a result of the write-off of in-process research and development costs and additional amortization expense resulting from the Solid Edge Acquisition, the Company expects that net income in 1998 will be significantly less than in prior years.

     The following summary presents selected unaudited pro forma consolidated information for the Company assuming the Solid Edge Acquisition and related financing under the Intercompany Credit Agreement had occurred on January 1, 1997 (in thousands, except for earnings per share):

                         Nine Months Ended September 30,
                         -------------------------------
                           1998                  1997
                         -------------------------------

Revenues                 $290,340               $251,086
                         ========               ========
Net Income               $ 17,587               $  5,125
                         ========               ========
Earnings per share       $   0.53               $   0.16
                         ========               ========

The pro forma information does not include the write-off of $42.5 million of in-process research and development costs acquired in connection with the Solid Edge Acquisition.

Note 4.  Public Offering of Common Stock and Issuance of Options

     On June 23, 1998, the Company completed an initial public offering of 5,000,000 shares of Class A Common Stock, $.01 par value per share, of the Company. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement between the Company and Electronic Data Systems Corporation ("EDS"). Currently there are a total of 36,265,000 outstanding shares of Company Common Stock, including 5,000,000 shares of Class A Common Stock and 31,265,000 shares of Class B Common Stock. EDS currently owns 100% of the Class B Common Stock. EDS' holdings represent 86.2% of the outstanding shares of all classes of Common Stock and 98.4% of the combined voting power of all classes of voting stock of the Company.

     Employee stock options for the purchase of approximately 700,000 shares of Class A Common Stock were issued upon completion of the offering at the initial public offering price of $14.00 per share.

Note 5. Early Adoption of Statement of Position (SOP) 98-1

     In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. During the third quarter, the Company adopted the provisions of this SOP effective January 1, 1998. Net income (loss) excluding application of SOP 98-1 would have been $4.1 million and $(6.4) million for the three months and nine months ended September 30, 1998, respectively. Basic and diluted earnings (loss) per share of common stock excluding application of SOP 98-1 would have been $0.11 and $(0.19) for the three months and nine months ended September 30, 1998, respectively. The impact of SOP 98-1 was not material to the prior quarters' results.

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

     In connection with the Reorganization, effective as of January 1, 1998, the Company entered into a Management Services Agreement with EDS pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax and similar administrative services. The agreement provides for the payment of fees to EDS for such services, either on a fixed price or usage basis, which fees are generally designed to approximate EDS' cost of providing the services, as well as a fixed fee equal to .5% of the Company's total revenues. In addition, pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS entered into in connection with the Reorganization (the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Since the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility is $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73 million (the "Intercompany Note"). See "Liquidity and Capital Resources" for further discussion.

     On June 23, 1998, the Company completed the initial public offering of 5,000,000 shares of Class A Common Stock, $.01 par value per share, of the Company. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement.

Solid Edge Acquisition

     On March 2, 1998, the Company completed the Solid Edge Acquisition for a purchase price of $105 million (excluding approximately $2 million of acquisition costs). The Company borrowed $105 million from EDS pursuant to the Intercompany Credit Agreement. The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets will be amortized on a straight-line basis over the remaining estimated useful lives of the assets. Costs allocated to in-process research and development in the amount of $42.5 million were expensed in the three month period ended March 31, 1998. The excess of purchase price over fair value of identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over its useful life of seven years. The Company has allocated the purchase price as follows: $3.4 million to software; $4.0 million to acquired workforce; $42.5 million to in-process research and development costs; and $57.1 million to goodwill. As a result of the write-off of in-process research and development costs and additional amortization expense resulting from the Solid Edge Acquisition, the Company expects that net income in 1998 will be significantly less than in prior years.

     Financial performance for the Solid Edge product since the acquisition has been consistent with the projections utilized in the allocation of the purchase price for the Solid Edge Acquisition.

Forward-looking Statements

     All statements other than historical statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, future income gains to be realized from the exercise of warrants and subsequent sale of related marketable securities, the Company's effective tax rate for the remainder of calendar year 1998, the Company's Year 2000 exposure, the Company's exposure resulting from the introduction in 1999 of a new currency (the "euro") in certain European countries, and the sufficiency of liquidity and capital resources over the next twelve months. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts; the cost of attracting and retaining highly skilled personnel; the ability of the Company to successfully integrate its operations into a single, effective and efficient entity; and the significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Registration Statement (File No. 333-48261) under "Risk Factors" beginning on page 10.

     The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

     Revenues. Revenues were $97.1 million during the three months ended September 30, 1998, an increase of $20.7 million from $76.4 million for the corresponding period in 1997. Revenues were $285.6 million during the nine months ended September 30, 1998, an increase of $58.8 million from $226.8 million for the corresponding period in 1997.

     Software revenues increased $14.5 million, or 59%, to $39.2 million for the three month period ended September 30, 1998, from $24.7 million for the corresponding period in 1997. Software revenues increased $29.6 million, or 37%, to $109.3 million for the nine month period ended September 30, 1998, from $79.7 million for the corresponding period in 1997. The increase for the three month period resulted from strong sales performance in all geographic areas and the addition of the Solid Edge/EMS product line. The increase for the nine month period resulted from strong sales performance, particularly in Europe and Asia Pacific, and the addition of the Solid Edge/EMS product line.

     Services revenues increased $12.1 million, or 36%, to $45.4 million for the three month period ended September 30, 1998, from $33.3 million for the corresponding period in 1997. Services revenues increased $30.0 million, or 30%, to $129.7 million for the nine month period ended September 30, 1998, from $99.7 million for the corresponding period in 1997. The increases resulted from software maintenance growth in all geographic areas, particularly Europe and Asia Pacific, corresponding with the higher software sales activity.

     As anticipated, hardware revenues decreased $5.8 million, or 32%, to $12.6 million for the three month period ended September 30, 1998, from $18.4 million for the corresponding period in 1997. Hardware revenues decreased $0.9 million, or 2%, to $46.5 million for the nine month period ended September 30, 1998, from $47.4 million for the corresponding period in 1997. All geographic areas experienced decreases for the three month period. Only the Americas showed an increase for the nine month period. Over time, the Company expects hardware revenues to decline and to become a smaller portion of its business.

     Revenues from international operations represented 53% of total revenues for the three months ended September 30, 1998 and 1997. Revenues from international operations represented 52% of total revenues for the nine months ended September 30, 1998 and 1997.

     Gross Profit. Gross profit was $59.8 million during the three months ended September 30, 1998, an increase of $18.9 million from $40.9 million for the corresponding period in 1997. Gross profit was $167.6 million during the nine months ended September 30, 1998, an increase of $35.8 million from $131.8 million for the corresponding period in 1997. Gross profit margin was 62% and 54% for the three months ended September 30, 1998 and 1997, respectively, and 59% and 58% for the nine months ended September 30, 1998 and 1997, respectively.

     Gross profit on software revenues increased $11.0 million, or 61%, to $28.9 million for the three month period ended September 30, 1998, from $17.9 million for the corresponding period in 1997. Gross profit on software revenues increased $22.3 million, or 38%, to $81.3 million for the nine month period ended September 30, 1998, from $59.0 million for the corresponding period in 1997. The increases resulted primarily from strong revenue growth that more than offset the amortization of goodwill and software intangibles arising from the Solid Edge Acquisition.

     Gross profit on services revenues increased $11.0 million, or 61%, to $29.0 million for the three month period ended September 30, 1998, from $18.0 million for the corresponding period in 1997. Gross profit on services revenues increased $20.9 million, or 36%, to $78.7 million for the nine month period ended September 30, 1998, from $57.8 million for the corresponding period in 1997. The increases resulted primarily from improved margins on professional services.

     Gross profit on hardware revenues decreased $3.1 million, or 62%, to $1.9 million for the three month period ended September 30, 1998, from $5.0 million for the corresponding period in 1997. Gross profit on hardware revenues decreased $7.3 million, or 49%, to $7.6 million for the nine month period ended September 30, 1998, from $14.9 million for the corresponding period in 1997. The decreases resulted from reductions in finders fees paid to the Company by hardware vendors and a change in the mix of hardware sales to lower margin computers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $36.6 million during the three months ended September 30, 1998, an increase of $11.9 million from $24.7 million for the corresponding period in 1997. Selling, general and administrative expenses were $98.7 million during the nine months ended September 30, 1998, an increase of $24.7 million from $74.0 million for the corresponding period in 1997. Selling, general and administrative expenses represented 38% and 32% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 35% and 33% of total revenues for the nine months ended September 30, 1998 and 1997. Selling costs comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. The higher selling, general and administrative expenses resulted from increases in commissions and bonuses because of continued strong sales growth over 1997, increased staffing to support higher revenue growth and additional employee costs associated with the Solid Edge Acquisition.

     Research and Development Costs. Research and development costs were $16.7 million and $12.1 million for the three months ended September 30, 1998 and 1997, respectively. Research and development costs were $46.6 million and $34.6 million for the nine months ended September 30, 1998 and 1997, respectively. Research and development costs as a percentage of total revenues were 17% and 16% for the three months ended September 30, 1998 and 1997, respectively, and 16% and 15% for the nine months ended September 30, 1998 and 1997, respectively. The increase in research and development costs resulted principally from the Solid Edge Acquisition and support of initiatives related to the Company's IMAN and ProductVision software products.

     In-Process Research and Development Costs. In-process research and development for the nine months ended September 30, 1998 includes the write off of in-process research and development costs of $42.5 million associated with the Solid Edge Acquisition in the first quarter of 1998.

     Operating Income (Loss). Operating income was $6.5 million and $4.2 million for the three months ended September 30, 1998 and 1997, respectively. Operating income (loss) was $(20.1) million and $23.2 million for the nine months ended September 30, 1998 and 1997, respectively.

     Other Income, Net. Other income, net was $0.9 million and $3.8 million for the three months ended September 30, 1998 and 1997, respectively. Other income, net was $8.6 million and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease for the three months ended September 30, 1998 and the increase for the nine months ended September 30, 1998 in other income, net resulted from differences in the amounts of gain realized from the sale of marketable equity securities. These securities were obtained through the exercise of warrants in the quarter ended March 31, 1998. The warrants were received in exchange for reduced royalty fees from a private software company that was acquired by a public company in 1997. The Company anticipates that significant gains on similar transactions will continue to be reflected in its results of operations in fourth quarter 1998. The amount of such gains will be dependent on existing market conditions at the time of sale. Interest expense associated with the Intercompany Credit Agreement and Intercompany Note was $0.6 million and $3.2 million for the three months and nine months ended September 30, 1998, respectively.

     Provision for Income Taxes. The provision for income taxes was $2.6 million and $3.0 million for the three months ended September 30, 1998 and 1997, respectively. The provision for income taxes was $(5.6) million and $10.1 million for the nine months ended September 30, 1998 and 1997, respectively. The Company's effective tax rate was 36.0% and 37.2% for the three months ended September 30, 1998 and 1997, respectively, and 48.6% and 37.2% for the nine months ended September 30, 1998 and 1997, respectively. The Company's effective tax rate was higher than normal in the first quarter of 1998 as a result of the write-off of in-process research and development costs discussed above. The Company expects that its effective tax rate for the remainder of 1998 will be approximately 36%.

     Net Income (Loss). Net income for the three months ended September 30, 1998, was $4.7 million compared to $5.0 million for the corresponding quarter in 1997. Net income (loss) for the nine months ended September 30, 1998, was $(5.9) million and $17.0 million for the corresponding period in 1997. Basic and diluted earnings per share of common stock was $0.13 and $0.16 for the three months ended September 30, 1998 and 1997, respectively. Basic and diluted earnings (loss) per share of common stock was $(0.18) and $0.54 for the nine months ended September 30, 1998 and 1997, respectively.

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

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS. The Company has an Intercompany Credit Agreement with EDS under which there was no amount outstanding at September 30, 1998. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreement (and certain other credit agreements between EDS Finance PLC, a wholly-owned subsidiary of EDS, and certain non-U.S. subsidiaries of the Company) is $70 million. Amounts outstanding under the Intercompany Credit Agreement bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. The Intercompany Credit Agreement restricts the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreement. The Intercompany Credit Agreement terminates on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and requires that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%.

     The Company also has outstanding an Intercompany Note in the principal amount of $67.9 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

The Company's net cash provided by operations for the nine months ended September 30, 1998 increased $6.4 million to $68.5 million from $62.1 million in the comparable period in the prior year. The Company's net cash used in investing activities for the nine months ended September 30, 1998 increased $100.6 million to $102.3 million from $1.7 million in the same prior year period. The increase resulted primarily from cash payments made in connection with the Solid Edge Acquisition and a higher level of purchases of property and equipment and software, partially offset by proceeds received from the sale of marketable securities. Cash flows provided by financing activities increased $121.0 million to $60.6 million for the nine months ended September 30, 1998, primarily because of $65.1 million of proceeds received from the Company's initial public offering of Class A Common Stock as well as decreases in cash payments on intercompany balances with EDS. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreement and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

Impact of Year 2000

     The Year 2000 ("Y2K") problem refers to concerns that many existing computer programs may fail to accurately process date information beyond the year 1999 because such programs do not properly recognize and/or process years that begin with "20" instead of the familiar "19."

     With respect to the Company's current software product offerings, the Company believes that its product offerings are "Year 2000 compliant." The Company has conducted Y2K compliance reviews of Company-developed code for the current versions of Unigraphics, IMAN, Parasolid, Solid Edge and EMS software and believes this software to be compliant. Additionally, regarding third-party-supplied software contained within, or offered in conjunction with, Company-developed software, the Company has either tested such code for Y2K compliance or has received assurances from third party suppliers that such code will be compliant by the end of calendar year 1998.

     Regarding the installed base of Company-supported software products, customers using older software product versions which are found to be non-compliant, in most cases, can purchase upgrades that are Year 2000 compliant. However, customers who have written their own programs that manipulate, calculate, store or display dates represented as two digits may need to modify such internal programs to avoid Year 2000 problems.

     While there can be no assurances that the Company will not be exposed to potential claims resulting from software product problems associated with the Year 2000 problem, the Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's current software products or in the Company's installed base of software will result in any material adverse impact on the Company's business or results of operations.

     The Company, in conjunction with its parent EDS and separately, is in the process of reviewing, remediating, upgrading, and/or acquiring new internal business systems and services, including the implementation of the SAP enterprise resource planning software system. In accordance with the Management Services Agreement between the Company and EDS, the Company will continue using certain business systems of EDS in the near term. The business systems of EDS utilized by the Company principally include those that EDS has identified as "mission critical" systems, such as payroll, accounts receivable, accounts payable, tax administration and corporate administration. The Company has been advised by EDS that through September 30, 1998, EDS had completed assessment of approximately 89% of its mission critical projects, renovation of approximately 57% of such projects, testing of approximately 11% of such projects and implementation of approximately 11% of such projects. EDS has advised the Company that it expects to complete the Y2K remediation of its mission critical projects by the end of the second quarter of 1999 and substantially all of its non-mission critical projects by the end of the third quarter of 1999. Non-mission critical systems include non-IT systems such as elevator operations, HVAC, and security systems. The failure by EDS to timely complete the Y2K remediation process for those EDS mission-critical systems which the Company plans to continue using may have a material adverse impact on the Company's business or results of operation.

     Concurrently with EDS' remediation of mission-critical and other systems used by the Company, the Company is planning to implement enterprise application software that will replace many EDS mission critical systems. Such Y2K compliant enterprise application software packages, including general ledger, accounting, accounts payable and receivable, payroll, and others, are planned for installation during calendar year 1999 in the United States. Certain new financial systems also will be installed in Canada, Germany and the United Kingdom during 1999. The Company plans to phase in new enterprise systems in its other non U.S. operations during and after 1999. If implementation of any such new internal system were delayed, the Company would rely on remediated EDS systems until such time as the new system can be installed. The Company had planned to install such new enterprise systems regardless of the Year 2000 problem; therefore, costs associated with these new systems have not been reflected in the costs associated with addressing the Company's Year 2000 issues.

     The Company also is in the process of reviewing for Y2K compliance other unique, internal business systems not included in the EDS systems or the new enterprise systems mentioned above. Systems being reviewed include certain end user hardware, operating systems and applications, server hardware and software, telecommunications hardware, software and services, and other Company applications. Year 2000 reviews of most of these systems and services used in the United States have been completed. Year 2000 reviews of such systems and services used at international locations are in progress. All reviews are scheduled to be completed by the end of the first quarter of 1999. In many cases compliance will be achieved by installing upgrades or revisions provided by third parties in accordance with existing agreements. In other cases, compliance will be achieved through Company remediation efforts or planned technology refresh purchases.

     Finally, with respect to suppliers and vendors of key products and services, in many cases the Company acquires such products and services using existing EDS purchase arrangements. The Company understands that EDS has queried its vendors regarding Year 2000 compliance. Using the results of its contacts with suppliers, EDS has compiled a database listing thousands of products and services and indicating which items are compliant. The Company has relied on this information in an attempt to ensure that certain items acquired from third party suppliers pursuant to EDS purchase agreements are Y2K ready. Although the Company cannot be certain that all mission critical and non- mission critical supplier products and services are Y2K ready, the Company will continue to study and evaluate the Y2K compliance of key vendors.

     The costs incurred by the Company to achieve Year 2000 compliance will be expensed as incurred. Costs incurred to make EDS' systems Year 2000 compliant will be paid by EDS, however such costs may be reflected in charges EDS bills to internal users such as the Company. The Company is still analyzing the additional costs to make its internal hardware and software systems Y2K ready. At this time, the Company does not believe that costs of remediation or unplanned technology upgrades or replacements will exceed $500,000.

Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the "euro" as their common legal currency and to establish fixed conversion rates between their existing sovereign currencies and the euro. The euro will then trade on currency exchanges and be available for non-cash transactions. The existing sovereign currencies will remain legal tender in the participating countries during the transition period ending on January 1, 2002. Beginning on that date, the participating countries will issue new euro-denominated currency for use in cash transactions and the existing sovereign currencies will no longer be legal tender. The Company operates in the countries which are scheduled to adopt the euro ("Eurozone") and in most of the other countries of the European Union that initially are not participating in the euro conversion.

     In the near term, EDS will continue to provide many internal systems services to the Company (including purchasing, accounting, and billing system services) throughout Europe under the Master Services Agreement between EDS and the Company. The Company has been informed by EDS that EDS' European systems will provide the capability to trade with customers and suppliers in the euro currency by January 1, 1999 and that, by the fourth quarter of 1999, EDS' European systems will be updated to provide for dual reporting in euro currency and to allow migration from the existing currencies to the euro over the following two-year period. Concurrently, the Company is in the process of replacing and upgrading many of the internal systems currently provided by EDS. The new systems are planned to be operational throughout Europe on or before January 1, 2002, the end of the euro transition period, and will accommodate business in euros. Assuming timely upgrade of current systems and implementation of relevant replacement systems, the Company does not expect to incur any material incremental costs to update current systems or to install new systems having euro-related functionality. Although the Company currently has no reason to believe that relevant system improvements will be not be timely implemented, a failure to timely install internal systems to handle business in euros could have a material impact on the Company's financial condition or results of operation.

     Within the Eurozone, the Company prices its products on an individual country basis. Effective January 1, 1999 and periodically thereafter during the transition period, the Company will establish product prices and quote such prices in both local currencies and the euro. The pricing in euros for similar products and services is not expected to be identical in the different countries; however the price differentials are not expected to be significant, thereby minimizing any negative competitive impact as a result of pricing transparency. At this time, the Company does not believe the conversion will have a material adverse impact on its competitiveness in Europe. However, the Company will continue to analyze euro-related developments; and there can be no assurance that the euro-conversion program will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                         Description
     ----------------------------------------------------------------

       11          Statement Re Computation of Per Share Earnings
       27          Financial Data Schedule (for SEC information only)

(b)  Reports on Form 8-K

     None.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  UNIGRAPHICS SOLUTIONS INC.
                                             -----------------------------------
                                                         (Registrant)


                                             By    /S/  Douglas E. Barnett
                                             -----------------------------------
                                             (Douglas E. Barnett, Vice President
                                                 and Chief Financial Officer)
Date:  November  13, 1998