Form 10-K405
period 1998-12-31
UNIGRAPHICS SOLUTIONS INC
filed 1999-03-30
CIK 1055246

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the fiscal year ended December 31, 1998

                          Commission File No. 1-14155

                          UNIGRAPHICS SOLUTIONS INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              75-2728894
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

            13736 Riverport Drive, Maryland Heights, MO 63043-4826 (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (314) 344-5900

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------
      Common Stock, $.01 Par Value           New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was $81,466,611.

   As of March 1, 1999, there were outstanding 5,000,000 shares of the registrant's Class A Common Stock and 31,265,000 shares of registrant's Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 (the "1999 Proxy Statement") are incorporated by reference in Part III of this Form 10-K. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after registrant's fiscal year end of December 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          UNIGRAPHICS SOLUTIONS INC.

                  FISCAL YEAR 1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.
  Item 1.Business.........................................................   3
  Item 2.Properties.......................................................   7
  Item 3.Legal Proceedings................................................   8
  Item 4.Submission of Matters to a Vote of Security Holders..............   8
  Item 4A.Executive Officers..............................................   8

PART II.
  Item 5.Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  10
  Item 6.Selected Financial Data..........................................  10
  Item 7.Management's Discussion and Analysis of Financial Condition and
   Results of Operation...................................................  11
  Item 7A.Quantitative and Qualitative Disclosures about Market Risk......  25
  Item 8.Financial Statements and Supplementary Data......................  25
  Item 9.Charges and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  25

PART III.
  Item 10.Directors and Executive Officers of Registrant..................  25
  Item 11.Executive Compensation..........................................  25
  Item 12.Security Ownership of Certain Beneficial Owners and Management..  26
  Item 13.Certain Relationships and Related Transactions..................  26
  Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.  26
Signatures
Financial Statements

                               ----------------

             IMPORTANT RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   Information periodically provided by the Company and its spokespersons, including information contained in this Annual Report on Form 10-K, may contain forward-looking statements such as (1) statements and projections about the Company's future financial performance, (2) the continued strong competition in the MCAD market, (3) the Company's expectation that it will be able to negotiate a follow-on products and services agreement with its largest customer, General Motors Corporation, (4) the continuing validity of financial assumptions related to the Solid Edge Acquisition, (5) the planned future decline in Company hardware revenues, (6) 1999 gains from the sale of marketable securities, (7) Year 2000 and Euro-conversion exposure and related costs, and (8) market trends, product developments and other factors noted in this Annual Report on Form 10-K. These statements are based on estimates and assumptions of the Company's management at the time such statements are made. Such forward-looking statements are subject to various risks and uncertainties that may cause the Company's future results to differ from those disclosed or projected in a forward looking statement, as detailed in "Risk Factors That May Affect Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 7 of this Annual Report on Form 10-K beginning on page 21.

                                    PART I

ITEM 1. BUSINESS

Development of Business

   Unigraphics Solutions Inc. ("UGS" or "Company") was incorporated in Delaware on October 2, 1997. Pursuant to a reorganization effective as of January 1, 1998 (the "Reorganization"), UGS became the successor to the mechanical computer-aided design ("MCAD") businesses of its parent, Electronic Data Systems Corporation ("EDS"). Prior to January 1, 1998, the MCAD businesses of EDS were operated within several business units of EDS. Between January 1, 1998 and June 23, 1998, UGS was a direct, wholly owned subsidiary of EDS. On June 23, 1998, a public offering (the "Offering") of 5,000,000 shares of Class A Common Stock of UGS was concluded. Since the closing of the Offering, 5,000,000 Class A shares (not including the 719,000 Class A Common Stock options awarded under the Company's 1998 Incentive Plan) and 31,265,000 Class B Common shares have been outstanding. EDS owns 100% of the outstanding Class B Common Stock of UGS representing approximately 98.4% of the combined voting power of all classes of voting stock of UGS.

   On March 2, 1998, the Company completed the acquisition (the "Solid Edge Acquisition") of the MCAD business of Intergraph Corporation ("Intergraph") consisting of the Solid Edge and EMS product lines (the "Solid Edge/EMS Business") for a purchase price of $105 million (excluding approximately $2 million of acquisition costs). The Solid Edge Acquisition involved the direct transfer to the Company of the intellectual property rights (through the ownership of some intellectual property and a perpetual, royalty-free license for the remaining intellectual property) needed to modify and improve all acquired or licensed intellectual property and to own any modifications or improvements that it makes.

Business Overview

   UGS is a leading global provider of mechanical computer-aided design ("CAD"), computer-aided engineering ("CAE"), computer aided manufacturing ("CAM") and product data management ("PDM") software products and related services. In this report, the CAD/CAE/CAM/PDM market is sometimes referred to as the mechanical computer-aided design or "MCAD" industry. The Company's products and services currently are used for product development, engineering and manufacturing principally in the automotive and transportation, aerospace, consumer products, equipment and machinery and electronics industries. The Company's software products allow customers to reduce design, engineering and manufacturing costs and minimize the time between a product's inception and its introduction to the market while simultaneously improving product quality. MCAD systems produce large volumes of data that can be managed by the Company's product data management software. The Company's PDM software makes the most current product data readily accessible to all appropriate users throughout a manufacturing enterprise.

Products

   The Company offers a broad line of design, analysis and manufacturing, and PDM software products that meet the diverse needs of its customer base which includes a spectrum of companies from multinational corporations to small machine shops. The Company's software applications are based upon four core product lines:

  . Unigraphics(R). Unigraphics software is a suite of high-end software for large scale Unix and Windows NT-based design, manufacture and assembly projects. For the years ended December 31, 1998, 1997 and 1996, more than half of the Company's software revenues were attributable to Unigraphics software sales. Unigraphics consists of four scalable, pre-configured software bundles that can be tailored to meet a customer's feature, function and price requirements. All four bundles are built upon certain core modules. In addition, the Company has created over 200 specialized modules to provide specific features. The Company has designed Unigraphics with an open, object-oriented architecture to allow users and third parties to create applications that can be integrated with Unigraphics.

  . Solid Edge(R). Solid Edge is a mid-range, easy-to-use Windows MCAD modeling system for mechanical part and assembly design that incorporates high-performance computer design functions into an affordable package. Solid Edge was developed specifically as a native Windows application, is available on Windows 95/98 or Windows NT and is well integrated into the Windows environment. Solid Edge software is used most often by machinery, consumer electronics and other consumer product producers.

  . Parasolid(R). Parasolid software is a solid modeling kernel featuring an exact boundary representation geometric modeler for high-end and mid-range MCAD systems. Unigraphics, Solid Edge (beginning with version 5.0) and many third-party MCAD software products use Parasolid as the solid modeling kernel in such products.

  . IMAN(R). IMAN is a product data management ("PDM") software application that organizes, manages, customizes and distributes throughout the manufacturing enterprise the volumes of data and versions produced for a typical digital product model. Using IMAN, enterprise functions such as product design, manufacturing, engineering, planning, scheduling, purchasing and other organizations can access and manage applicable data such as MCAD files, bills of material, specifications and purchase orders.

   The Company also sells computer hardware to customers on an as needed basis. The Company purchases hardware for resale to customers from a variety of well-known computer hardware suppliers. In 1996, the Company began de-emphasizing hardware sales in order to focus on the provision of higher margin software products and consulting-type services.

Services

   The Company offers an extensive range of customization, implementation and integration consulting services, and support services to its customers. Core services provided include:

  . Customization, Implementation and Integration Consulting. The Company's customization, implementation and integration consulting services help customers (i) identify, acquire, customize and install hardware, software and communications components and (ii) build and modify interfaces to allow different application components to function effectively.

  . Technical Support. The Company makes available comprehensive technical support services, including 24-hour a day support for certain users, operating system support, Web tools and services, and an electronic bulletin board system, which provides electronic conferencing, electronic mail, file transfer, call logging, and a symptom/solution database.

  . Training. The Company's training services include instructor-led courses, computer assisted self teaching modules, on-line library access, custom course development and education, instructor placement, training assessments and a Master Certificate Program providing a series of classes that ensure users have mastered the skills needed to use specific software.

  . Data Exchange. Data exchange services focus on facilitating the seamless flow of data from one MCAD system to the other in enterprises that might have a variety of MCAD products and systems. To optimize data exchange, the Company offers platform transfers, standards and premium-based translator services, media transfers, and rapid prototyping translations.

  . Engineering. The Company provides both on-site and remote access engineering services. Engineering services include modeling and drafting consulting, data conversion and translation services, numerical control programming, and customized programming.

Sales and Distribution Methods

   License Agreements. The Company typically charges a fixed license fee per seat for Unigraphics, Solid Edge, IMAN, ProductVision(TM) and other software based upon the number of modules and features within each seat. Typically, the customer receives a perpetual license for each of these products. The license fee often includes short-term maintenance and integration services as well as training services. The Company normally provides maintenance services to its customers on an annual basis with automatic renewals, subject to certain termination provisions. The Company usually licenses Parasolid software directly to value-added resellers ("VARs") or distributors who embed Parasolid products in their own proprietary software. These customers typically pay an initial development license fee for the use of Parasolid and royalty payments related to sales of their own proprietary software products. A small number of customers license Parasolid solely for use in their own internal operations.

   Direct Sales and Distributors. The Company has a worldwide direct sales force and distributor network. The Company's direct sales force is organized by geographic zones covering North and South America; Europe, Africa, the Middle East and South Asia; and Asia-Pacific. Each regional zone operates autonomously, but industry groups, which focus on the automotive and transportation and aerospace industries, have been organized from a cross-section of sales, marketing and technical personnel in each region. Unigraphics, IMAN, and ProductVision are primarily marketed and sold by the Company's direct sales force. The sales cycle for such "high-end" products can take up to a year or longer and could involve extensive competitive processes, including technical benchmarking and multi-stage business proposals. The Company currently markets and sells Solid Edge primarily through its VARs and distributors, with support from Company-generated marketing materials as well as shared support of industry trade shows and seminars, advertising within trade publications and journals and direct mail and telemarketing solicitation programs. Additionally, the Company recently entered into a distribution agreement with Dell Computer under which Dell hardware customers have the option to order equipment pre-loaded with Solid Edge software. The customer can either license the software on a trial or permanent basis. The sales cycle for the Solid Edge product typically is shorter than the sales cycle for Unigraphics, Parasolid and IMAN products.

   The Company normally ships software products within one to five days of acceptance of orders, except in the case of large installations to new customers which often take longer due to preparation and training periods prior to software shipment. Because most software products are shipped within a few days of order acceptance, the backlog is not indicative of future sales or revenues.

   Business Partnerships. The Company has established two business partnership programs, the Alliance Program and the Voyager Program, to facilitate relationships with various software developers to ensure that the Company's software products are fully integrated with other software products in the MCAD and PDM markets. The Alliance Program is an extensive and growing group of niche software suppliers that provide specialized software applications to be used in conjunction with Company's Unigraphics and IMAN software. The Company typically enters into joint marketing agreements with Alliance Program software suppliers whereby the Company and the software suppliers undertake joint marketing and promotional efforts. The Company provides its customers with both print and online catalogs listing the names of the Alliance Program members and the software that each member provides. The Voyager Program is a worldwide consortium of leading software vendors offering products that complement Solid Edge's mechanical design and drafting capabilities. The typical Voyager Program agreement provides for joint marketing and promotional activities.

Customers

   The Company's customers come from a wide range of industries. In 1998, no single customer accounted for more than ten percent of total Company revenues. General Motors Corporation is the single largest Company customer. In 1996, GM and EDS signed the Unigraphics Corporate Software License Agreement (the "Site License") in which GM selected Unigraphics software as GM's only vehicle development software platform. By recognizing Unigraphics software as its single MCAD product development system, GM has expressed its intent to consolidate its usage of MCAD software systems. Under the Site License, GM has installed approximately 10,000 seats of Unigraphics and is entitled to install up to 10,000 IMAN seats. Additionally, the Site License covers the provision of maintenance and other services to GM. The Site License will expire in mid-1999. In conjunction with EDS, in 1999 the Company expects to negotiate a follow-on agreement with GM for the provision of software maintenance and other services to support the GM installed software base.

Seasonality

   Historically, the Company has experienced uneven sales over the course of a calendar year with the fourth quarter typically being the strongest quarter. Future quarterly results could be negatively influenced by order deferrals resulting from, for example, changes in economic conditions, declining market demand, and other customer priorities such as near-term spending shifts to implement Year 2000 fixes. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Risk Factors That May Affect Results," "Significant Quarterly Fluctuations," below for additional information.

Research and Product Development

   The MCAD industry is characterized by rapid technological innovation and change. The Company's competitiveness in the market depends in large part upon its ability to develop and incorporate into new product offerings the advances in technology demanded by its customers. The Company develops most of its new or enhanced product functionality using its internal research and development staff composed of over 400 people located primarily at six worldwide research and development offices. Major enhancements of the Company's core software products are distributed approximately twice each year. The Company also purchases or licenses certain technology from third parties and embeds such technology in its products. Finally, the Company works closely with its Alliance and Voyager partners to facilitate the development by such partners of products complementary to the Company's products.

   During 1998, the Company spent approximately $64 million on software research and development, constituting approximately 16% of its total revenue. In 1997 and 1996, the Company had software research and development expenditures of approximately $48 million and $47 million, respectively. Software research and development expenditures were approximately 15% of total revenue in 1997 and 11% of total revenue in 1996 due in part to an unusually large software purchase by General Motors Corporation.

Intellectual Property

   The Company relies on a combination of contracts, copyrights, patents, and common law rights such as trade secret and unfair competition laws to establish and protect the proprietary rights to its technology. The Company distributes its products under software licenses that grant customers licenses to, rather than ownership of, the Company's products and that contain various provisions protecting the Company's ownership and confidentiality of the licensed technology. The source code for Unigraphics, IMAN and Parasolid software is protected as a trade secret and as an unpublished copyright work and, in certain instances, with patents. However, no assurances can be made that others will not copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright, trade secret and patent protection or enforcement may be unavailable or limited in certain countries. The Company believes that, because of rapid technological advances within the industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of the technology.

   The Solid Edge Acquisition involved (i) the direct transfer to the Company of the intellectual property rights unique to the Solid Edge and EMS products and (ii) a perpetual, royalty-free license to the Company for certain patents, patent applications and other intellectual property for the Solid Edge and EMS products that are also used across other Intergraph business lines and in other Intergraph products. The Company has the right to modify and improve all acquired or licensed intellectual property and to own any modifications or improvements that it makes.

   Unigraphics Solutions, Unigraphics, Solid Edge, Parasolid and IMAN, among others, are trademarks that are registered to, and owned by, the Company. The Company has trademark applications pending in the United States and many foreign countries for other marks, including ProductVision.

Competition

   Markets for the Company's products are highly competitive and are characterized by rapidly changing technology and evolving standards. The Company's competitors include (i) generalist MCAD developers that offer broad-range systems, such as Autodesk, Inc., Dassault Systemes, Matra Datavision, Parametric Technology Corporation, and Structural Dynamics Research Corporation, (ii) specialist software developers whose product lines are focused on CAD products, CAM products, CAE products or PDM products; and (iii) numerous smaller niche software developers.

   The Company's products compete on the basis of functionality, technical performance, price, operating system compatibility, integration, customization capability, marketing and technical support and training. The ability of the Company to compete successfully depends on factors both within and outside the Company's control, including, among others, the successful and timely development of new products, versions and features, product performance and quality, pricing, customer service and support and both MCAD and PDM industry and general economic conditions.

   The Company has experienced and expects to continue to experience strong competition. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Current and potential competitors may establish strategic alliances or undertake acquisitions to increase the ability of their products to address the needs of the Company's current and prospective customer base.

Regulation

   Various aspects of the Company's business are subject to United States and foreign jurisdiction regulation which, depending upon the nature of the noncompliance, could result in the termination or loss of business or the imposition of damages, fines or criminal penalties. Such regulations that might affect Company business include United States Export Control laws and regulations that prevent the Company from licensing certain technology to companies or government agencies in certain countries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Risk Factors That May Affect Results--Risks Associated with International Operations."

Employees

   As of March 1, 1999, the Company employed over 2,200 persons who conduct business in more than 85 offices worldwide. The Company's future success will depend, in part, on its ability to attract, retain and motivate highly qualified technical, engineering, marketing and management personnel. None of the Company's U.S. employees are represented by a labor union.

Other Information

   Financial information about industry and geographic segments is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Results of Operations," "Revenues" and in Note 10 of the Notes to Consolidated Financial Statements, "Segment Information" of this Annual Report on Form 10-K, which hereby are incorporated by reference.

ITEM 2. PROPERTIES

   As of March 1, 1999, the Company had approximately 30 locations operating in 23 states and 28 cities in the United States and approximately 55 locations in 55 cities in 29 countries outside the United States. The Company occupies approximately 650,000 square feet of space. All space is leased.

   In connection with the January 1, 1998 Reorganization, the Company entered into sublease agreements with EDS covering substantially all of the real property occupied by the Company. The terms of such sublease agreements incorporate the financial and other material terms of EDS' lease agreements for the subject property (other than the sublease for the Company's St. Louis headquarters for which the rental rate charged to the Company is based on an estimate of current market rates). Following the initial public offering, the Company has begun to lease new and existing space in its own name.

   The Company's principal operating locations are set forth following. The Company's corporate headquarters is located in St. Louis, Missouri, where it subleases from EDS approximately 86,000 square feet of office space for general and administrative, marketing, research and development and consulting services activities. That sublease will expire in September 2001. The Company subleases approximately 127,000 square feet of office space in Cypress, California from EDS until the expiration of EDS' lease in June 2002. The Cypress facility is the Company's principal technical development and support center, where the principal activities and functions include research and development, a global technical access center, consulting services, product manufacturing and distribution, marketing, demonstration and training, and general administration. The Company's European headquarters is located in Fleet, Hampshire, United Kingdom. This facility is being sublet from EDS until expiration of EDS' master lease in 2001. Activities at the United Kingdom office include oversight of European operations, marketing and finance. The Company's Asia Pacific headquarters is located in Hong Kong where 9,500 square feet is leased through 2002. The headquarters for Germany and Eastern Europe is in Cologne, Germany, where the Company subleases 23,000 square feet of office space from EDS until the expiration of EDS' master lease in 2007. Activities at the Cologne office include research and development, customer training and general administration. The headquarters for Solid Edge operations is in Huntsville, Alabama. The Company leases approximately 38,500 square feet under a lease that will expire in 2003.

   Current facilities are adequate for present needs; however, the Company plans to re-locate certain offices and sales facilities out of EDS space as leases expire or earlier in order to better establish the Company's independence in the market. The Company will continue to evaluate the requirement for additional facilities as growth demands.

ITEM 3. LEGAL PROCEEDINGS

   From time to time the Company is involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is material to the financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None submitted

ITEM 4A. EXECUTIVE OFFICERS OF UNIGRAPHICS SOLUTIONS INC.

Name                  Age Position
----                  --- --------
Jeffrey M. Heller....  59 Chairman of the Board

Gary B. Moore........  49 Vice Chairman of the Board

John J. Mazzola......  55 President and Chief Executive Officer

Anthony J. Affuso....  52 Vice President, Products and Operations

Douglas E. Barnett...  39 Vice President, Chief Financial Officer and Secretary

Donald E. Davidson...  58 Vice President, Asia-Pacific

James Duncan.........  61 Vice President, Europe

Dennis P. Kruse......  49 Vice President, Americas

Robert F. Loss, III..  58 Vice President, Chief Information Officer

   Jeffrey M. Heller has been a Company director and Chairman of the Company Board of Directors since January 1, 1999. He has been President and Chief Operating Officer of EDS since the split-off of EDS from General Motors Corporation on June 6, 1996. He has been a director of EDS since 1983. Mr. Heller was a Senior Vice President of EDS from 1984 until the split-off. He joined EDS in 1968 and has served in numerous technical and management capacities.

   Gary B. Moore has been a Company director and Vice Chairman of the Company Board of Directors since the formation of the Company in October 1997. Mr. Moore has been a Senior Vice President of EDS since the split-off of EDS from General Motors Corporation on June 6, 1996, and prior to that time had been a Vice President since 1992. Since June 1996, he has held responsibility for EDS' business units serving customers in the manufacturing industry. He had served as Chairman of EDS Japan from January 1993 until June 1996.

   John J. Mazzola was appointed President and Chief Executive Officer of the Company on January 1, 1998. From 1992 to December 1997, Mr. Mazzola served as the President of the Unigraphics division of EDS. Prior to 1992, Mr. Mazzola served as President of McDonnell Douglas Systems Integration ("MDSI"), the predecessor to the Unigraphics division of EDS. Prior to 1992, Mr. Mazzola held numerous positions within MDSI, including Vice President of Manufacturing and Engineering, Director of Marketing, Vice President of Check Card Systems and Vice President of Research and Development.

   Anthony J. Affuso was appointed Vice President--Products and Operations of the Company on January 1, 1998. From March 1992 to December 1997, Mr. Affuso served as the Vice President of Software Development and Marketing of the Unigraphics division of EDS, with responsibility for research and development for the Company's core products. From September 1989 to March 1992, Mr. Affuso was in charge of the business unit of EDS which automated GM's worldwide engineering, computing, communications and information management infrastructure.

   Douglas E. Barnett was appointed Vice President, Chief Financial Officer and Secretary of the Company on March 2, 1998. From January 1996 to March 1998, Mr. Barnett served as Vice President and Corporate Controller of Giddings & Lewis, Inc. ("Giddings & Lewis"), a publicly traded company and the largest supplier of industrial automation products in North America. From 1991 to 1996, Mr. Barnett served as Treasurer of Giddings & Lewis.

   Donald E. Davidson was appointed Vice President--Asia Pacific of the Company on January 1, 1998. Mr. Davidson served as Managing Director of the Asia Pacific Region for the Unigraphics division of EDS from November 1991 to December 1997 with responsibility for all direct and indirect sales and support activities covering Japan, Korea, Greater China, South East Asia and Australia.

   James Duncan was appointed Vice President--Europe of the Company on January 1, 1998. Mr. Duncan oversees operations in 32 countries located throughout Europe, India, the Middle East and Africa. Mr. Duncan served as Managing Director of the European operations for the Unigraphics division of EDS from November 1991 to December 1997.

   Dennis P. Kruse was appointed Vice President--Americas of the Company on January 1, 1998. Mr. Kruse served as Vice President--Sales, Americas for the Unigraphics division of EDS from April 1994 to December 1997 with responsibility for sales, pre- and post-sales support, training and technical sales support. From 1987 to 1994, Mr. Kruse served as Director of the Western Region for the Unigraphics division of EDS and, prior to 1991, he was employed by MDSI.

   Robert F. Loss, III was appointed Vice President--Chief Information Officer of the Company on January 1, 1998. From March 1992 to December 1997, Mr. Loss served as the Vice President of Operations of the Unigraphics division of EDS with responsibility for software documentation and media manufacturing, product delivery, customer services, product support, educational services and internal management of information systems. Prior to 1992, Mr. Loss held numerous positions within MDSI, including Vice President of Development and Operations, Director of Product Management and Director of Business Management and Marketing.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

   The Common Stock of Unigraphics Solutions Inc. is listed on the New York Stock Exchange ("NYSE") under the symbol "UGS" and has been traded since June 23, 1998. The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Class A Common Stock commencing on June 23, 1998 for the periods indicated.

                                                                  High    Low
                                                                 ------- ------
      Calendar Quarter
          Second Quarter (commencing June 23, 1998)............. $14.938 $14.00
          Third Quarter......................................... $13.875 $6.500
          Fourth Quarter........................................ $16.000 $6.750

   The last reported sale price of the Class A Common Stock on the NYSE on March 24, 1999 was $14.75. As of March 24, 1999, the approximate number of record holders of Class A Common Stock was 2,600.

   The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends will depend on future results of operations, capital requirements, and financial condition of the Company and such other factors as the Board of Directors may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data of the Company with respect to each of the five years in the five-year period ended December 31, 1998 are derived from the financial statements of the Company prepared in accordance with generally accepted accounting principles. The selected historical statement of operations and balance sheet data as of December 31, 1998, 1997 and 1996 and for each of the years in the four-year period ended December 31, 1998 are derived from the financial statements of the Company, which were audited by KPMG LLP, independent certified public accountants. The selected statement of operations and balance sheet data presented below as of December 31, 1995 and 1994 and for the year ended December 31, 1994 are derived from the unaudited financial statements of the Company which, in the opinion of management of the Company, included all adjustments necessary for a fair presentation of the results of such unaudited periods. The historical financial information may not be indicative of the Company's future performance and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company operated as a separate, stand-alone entity during the periods covered. The following information should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                            Years Ended December 31,
                                  ---------------------------------------------
                                    1998      1997     1996     1995     1994
                                  --------  -------- -------- -------- --------
                                    (in thousands, except per share amounts)
   Operating Results:
     Revenues.................... $403,571  $314,593 $414,209 $267,622 $231,216
     Cost of revenues............  163,925   129,124  139,820  109,065   94,949
     Selling, general, and
      administrative expenses....  139,174   102,759   92,444   85,031   77,229
     Research and development....   63,577    47,979   47,166   43,654   42,623
     In-process research and
      development................   39,440       --       --       --       --
     Operating income (loss).....   (2,545)   34,731  134,779   29,872   16,415
     Other income................   10,036     5,092      106      129      341
     Provision for income taxes..    1,253    14,810   51,549   11,625    6,133
                                  --------  -------- -------- -------- --------
     Net income.................. $  6,238  $ 25,013 $ 83,336 $ 18,376 $ 10,623
                                  ========  ======== ======== ======== ========

                                              Years Ended December 31,
                                     ------------------------------------------
                                       1998     1997     1996    1995    1994
                                     -------- -------- -------- ------- -------
                                      (in thousands, except per share amounts)
   Per Share Data (1):
     Basic and diluted earnings per
      share of common stock......... $   0.18 $   0.80 $   2.67 $  0.59 $  0.34
   Financial Position (at period
    end):
     Current assets................. $142,594 $122,012 $173,237 $78,324 $80,688
     Property and equipment, net....   26,467   19,821   18,380  14,226  14,092
     Operating and other assets.....   88,592   24,957   39,589  54,357  68,176
     Total assets...................  257,653  166,790  231,206 146,907 162,956
     Long-term debt.................   55,130      --       --      --      --
     Stockholders' equity/net
      investment....................   89,180   88,350  132,147  90,770 107,272

--------
(1) For purposes of the calculations of basic and diluted earnings per share for the years ended December 31, 1994-1997, 31,265,000 shares of Class B Common Stock are outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company generates revenue primarily from the licensing of MCAD software products, provision of software consulting and support services and computer equipment sales to users of the Company's products. The Company operates business units in the United States and in 29 other countries. The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

   Effective as of January 1, 1998 in conjunction with the Reorganization, the Company succeeded to the MCAD business of EDS which business previously had been operated within several business units of EDS. The Company's historical financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of EDS prior to the Reorganization and may not be indicative of actual results of operations and financial position of the Company subsequent to the Reorganization.

   In 1996 EDS and GM signed the Unigraphics Software Corporate License Agreement (the "EDS/GM Site License" or "Site License") for Unigraphics software and related services. The Site License is a three-year arrangement that consists of three elements: (1) a perpetual license of the Unigraphics software for up to 10,000 seats; (2) maintenance for the installed software; and (3) a specified upgrade to be delivered by a non-Unigraphics business unit of EDS on a when-and-if available basis. The contract did not require any significant modification or customization of the software. The contract price was approximately $178.0 million, of which approximately $110.3 million was attributed to the software license element, approximately $64.3 million was attributable to maintenance support and approximately $3.7 million was attributed to the specified upgrade. Revenue related to the specified upgrade will not be recorded by the Company since such upgrade will be delivered to the customer by a non-Unigraphics business unit of EDS. The license fee is payable over three years in monthly installments of approximately $3.1 million. Maintenance revenue is recognized over the term of the agreement based generally on the deployment schedule. The Company recognized Site License software license revenue of approximately $110.3 million in 1996.

   Prior to the Site License, GM received software and maintenance services on a monthly basis pursuant to a term lease agreement which was cancelable upon notice. In connection with the Reorganization, EDS and the Company entered into the GM Subcontract pursuant to which the Company receives the revenue and performs substantially all of EDS' obligations under the Site License subsequent to the Reorganization. Although less than 10% of the Company's 1998 revenues were attributable to the products and services provided to GM under the

Site License and other agreements, receivables of $18.4 million, or approximately 17.1% of the Company's accounts receivable balance at December 31, 1998 were related to products and services provided to GM. The extended payment terms of this arrangement have not had a material effect on the Company's liquidity since any costs incurred to support the arrangement are adequately funded by maintenance support billings and related revenue. If the EDS/GM Master Service Agreement were to be terminated, or if the Company (as a subcontractor to EDS or otherwise) and GM do not to enter into a successor agreement to the Site License upon expiration of that agreement in June 1999, the Company's financial condition and results of operations would be materially adversely affected.

   Effective January 1, 1998, the Company and EDS entered into a Management Services Agreement, pursuant to which EDS performs various management services for the Company including treasury, risk management, tax, and similar administrative services. Amounts charged to the Company under this agreement approximate EDS' cost of providing the services plus a fixed fee equal to 0.5% of the Company's total revenues. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service on or after January 1, 2000 with prior notice of not less than five months, or earlier if the parties mutually agree. The Company's historical financial statements include an allocation of corporate general and administrative costs in the amount of approximately 2.1% of total revenues per year. Management believes that this percentage, which is based on an analysis of the services and estimated costs of such services provided to the Company by EDS, is reasonable. However, there can be no assurance that such costs will be indicative of costs to be incurred under the Management Services Agreement or in transactions with unrelated third parties. The Company paid EDS $6.4 million for such services in 1998; and currently is negotiating with EDS relative to the 1999 services and charges. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with third party suppliers of such services.

Solid Edge Acquisition

   On March 2, 1998, the Company completed the acquisition of the mechanical computer-aided design business of Intergraph Corporation (the "Solid Edge Acquisition"), consisting of the Solid Edge and EMS software product lines and related services business. The Solid Edge Acquisition purchase price was $105.0 million (excluding approximately $2.0 million of acquisition costs). The Company borrowed $105.0 million from EDS pursuant to an intercompany credit agreement (the "Intercompany Credit Agreement"). The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values as discussed below. Costs allocated to identifiable intangible assets are being amortized on a straight-line basis over the remaining estimated useful lives of the assets. Costs allocated to in-process research and development were expensed in the three-month period ended March 31, 1998. The excess of purchase price over fair value of identifiable assets acquired was recorded as goodwill and is being amortized on a straight-line basis over its useful life of seven years. The Company has allocated the purchase price as follows: $3.4 million to software; $4.0 million to acquired workforce; $39.4 million to in-process research and development costs; and $60.2 million to goodwill. As a result of the write-off of in-process research and development costs and additional amortization expense resulting from the Solid Edge Acquisition, net income in 1998 was significantly less than in prior years.

   In-process research and development relates to the modification of Solid Edge 4.0 to include the Company's Parasolid solid modeling kernel. This project commenced in July 1997 and was completed in May 1998. Initial sales of Solid Edge 5.0 occurred shortly thereafter. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Solid Edge 5.0 and the discounting of such cash flows back to their present value. Although first quarter results were reported in accordance with established accounting practices and the valuation was provided by an independent third party, the Company voluntarily responded to new guidance from the Securities and Exchange Commission by revising the valuation methodology used in determining charges associated with in-process research and development. As a result, the Company reduced the in-process research and development one-time charge in the first quarter from $42.5 million to $39.4 million, and increased the amortization expense of related intangible assets, which is a non-cash charge, over the seven year amortization period.

   In projecting net cash flows resulting from Solid Edge 5.0, the Company estimated revenues, cost of sales, research and development, selling, general and administrative and income taxes for such software. These estimates were based on the following assumptions:

  . The estimated revenues for the Solid Edge product were projected to increase by a compound annual growth rate over five years of approximately 46% with annual growth rates ranging from 33% to 75%. Virtually all projected revenues of the Solid Edge product were ascribed to Solid Edge 5.0 because the integration of the Parasolid modeling kernel into Solid Edge 4.0 was believed to be the critical enabling factor to allow the Solid Edge product to provide the geometric modeling capabilities and user interfaces necessary to compete with other products in the product design and consumer products markets. In addition, management expected sales of Solid Edge 4.0 to cease subsequent to May 1998. Projections of revenue growth were based on management's estimates of market size and growth, supported by independent market data, and the nature and expected timing of the development of product enhancements and new products by the Company and its competitors.

  . The estimated cost of sales as a percentage of revenue (11-12%) was consistent with then-current historical rates for the Solid Edge business as well as then-current industry standards.

  . The estimated selling, general and administrative costs were expected to increase as a percentage of sales from 37% in 1998 to 45% in 2002. The selling, general and administrative costs in 1998 were lower as a percentage of sales, than the projected selling, general and administrative costs in the later years because of the consolidation of sales forces. In addition, the Company expected to modify the distributor channels by discontinuing the relationship with unproductive distributors and eliminating the associated salespersons. Incremental sales in the later years were expected to require proportionately greater selling efforts to meet the Company's revenue growth plans.

  . The estimated research and development costs were expected to decrease as a percentage of sales from 22% in 1998 to 12% in 2002. The research and development costs in 1998 were higher as a percentage of sales, than the projected research and development costs in the later years because of the costs of combining two research and development departments in 1998 and the continuing research and developments efforts of the two groups.

  . Royalty income on the Parasolid kernel was expected to be received by the Company from outside parties. The royalty income associated with Solid Edge 5.0 was assumed to be 6%, the standard royalty rate for the Parasolid kernel. Because of the declining value of Solid Edge 5.0 over the future periods, the royalty income associated with Solid Edge 5.0, to determine the research and development valuation, was reduced accordingly from 6.0% in 1998 to 3.7% in 2002.

   The projected net cash flows for Solid Edge 5.0 were discounted using a 15% weighted average cost of capital ("WACC"). The 15% rate was based upon an analysis of the WACC for publicly traded companies within the same industry. The WACC calculation produces the average required rate of return of an investment in an operating enterprise. A WACC of 15% was also used to determine the value of the return on working capital and the return on the workforce acquired as part of the Company's purchase of Solid Edge. In determining the appropriate WACC, the Company considered the attribution of a higher WACC to the in-process technology, due to the risks inherent in the development process; however, a higher WACC was not used as the Company believed that these risks had been significantly reduced by the acquisition date (as evidenced by the completion of the development in early May 1998). In addition, the impact of the use of a higher WACC (e.g. 16-20%) on the amount of the purchase price allocated to in-process research and development was not material.

   Revenues of Solid Edge 5.0 in 1998 subsequent to the completion of development were lower than those used in projected net cash flows for the purchase price because of a three-month delay in the integration of Solid Edge distribution channels into the Company's existing distribution network.

   No assurance can be given, however, that the underlying assumptions used to estimate projected net cash flows will transpire as estimated. Operating results are subject to uncertain market events and risks which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introductions or other actions by competitors. For these reasons, actual results may vary from the projected results.

   These projections, which constitute forward-looking statements, were not made with a view toward public disclosure and were based on a variety of estimates and judgements. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions, and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections will be realized. The Company does not intend to update or supplement these projections in the future.

Results of Operations

   Revenues. The following tables summarize the Company's revenues for each of the years ended December 31, 1998, 1997 and 1996 by revenue type and geographic region.

                                Revenue by Type
                               ($ in thousands)

                                                        1998     1997     1996
                                                      -------- -------- --------
      Software....................................... $157,662 $115,479 $209,480
      Services.......................................  187,120  137,794  121,528
      Hardware.......................................   58,789   61,320   83,201
                                                      -------- -------- --------
          Total...................................... $403,571 $314,593 $414,209
                                                      ======== ======== ========

                         Revenue by Geographic Region
                               ($ in thousands)

                                                        1998     1997     1996
                                                      -------- -------- --------
      Americas:
        U.S.......................................... $186,274 $142,777 $249,049
        Other Americas...............................   15,778   15,578   13,391
      Europe.........................................  155,110  114,422  117,172
      Asia Pacific...................................   46,409   41,816   34,597
                                                      -------- -------- --------
          Total...................................... $403,571 $314,593 $414,209
                                                      ======== ======== ========

                                                        1998     1997     1996
                                                      -------- -------- --------
      U.S. .......................................... $186,274 $142,777 $249,049
      Total Foreign..................................  217,297  171,816  165,160
                                                      -------- -------- --------
          Total...................................... $403,571 $314,593 $414,209
                                                      ======== ======== ========

   The Company classifies its software and hardware revenue by region based on the geographic region of the Company's business unit in which a software license or piece of equipment is sold. Services are classified by the location in which the activity is performed.

   The following table sets forth, as a percentage of total revenue, statement of operations data of the Company for the years ended December 31, 1998, 1997 and 1996. These operating results are not necessarily indicative of results for any future periods.

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
      Revenue:
        Software..............................................  39%   37%   51%
        Services..............................................  46    44    29
        Hardware..............................................  15    19    20
                                                               ---   ---   ---
          Total revenue....................................... 100%  100%  100%
                                                               ===   ===   ===
      Cost of revenue:
        Software:
          Amortization........................................   5%    5%    4%
          Royalties, distribution and other...................   5     4     6
        Services..............................................  19    18    10
        Hardware..............................................  12    14    14
                                                               ===   ===   ===
          Total cost of revenue...............................  41    41    34
                                                               ---   ---   ---
      Gross profit............................................  59%   59%   66%
                                                               ===   ===   ===

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
      Operating expenses:
        Selling, general and administrative...................  34%   33%   22%
        Research and development..............................  16    15    11
        In process research and development...................  10   --    --
                                                               ---   ---   ---
          Total operating expenses............................  60    48    33
                                                               ---   ---   ---
      Operating income (loss).................................  (1)   11    33
      Other income, net.......................................   3     2   --
                                                               ---   ---   ---
      Income before income taxes..............................   2    13    33
      Provision for income taxes.............................. --      5    13
                                                               ---   ---   ---
      Net income..............................................   2%    8%   20%
                                                               ===   ===   ===

   Revenue for the Company was $403.6 million in 1998, an increase of 28% over the $314.6 million in 1997. In 1997 the Company's revenues decreased $99.6 million or 24% as compared to 1996 revenue. The revenue decrease in 1997 was due to the recognition of software license revenue in 1996 pursuant to the EDS/GM Site License agreement, which resulted in the recognition of license revenue totaling $110.3 million. Revenue related to GM totaled $18.6 million in 1997 compared to $139.4 million in 1996. Non-GM revenue in 1997 totaled $296.0 million, an increase of $21.2 million, or 8%, over 1996 non-GM revenue of $274.8 million. The increase in non-GM revenue in 1997 resulted from additional sales of software seats and increased maintenance revenue, partially offset by decreases in sales of computer equipment.

   Software revenue increased $42.2 million, or 37%, to $157.7 million for 1998. The increase resulted from strong sales demand in all geographic and industry areas as well as the addition of the Solid Edge/EMS product line. For 1997, software revenues decreased $94.0 million to $115.5 million due to recognition of GM revenue in 1996 in connection with the signing of the EDS/GM Site License agreement. Non-GM software revenue increased $26.2 million, or 29%, in 1997 primarily due to the licensing of the Unigraphics product suite to a number of new aerospace customers as a result of increased functionality available in Versions 12.0 and 13.0 of Unigraphics released in 1997.

   Services revenue increased $49.3 million, or 36%, to $187.1 million in 1998 from $137.8 million in 1997. In 1997, services revenues increased $16.3 million, or 13%, from $121.5 million in 1996. The increases were primarily attributed to increased maintenance revenue due to continued growth in the Company's installed customer base and to increased training, implementation and integration consulting services provided to licensees of the Company's software.

   Hardware revenue decreased $2.5 million, or 4%, to $58.8 million in 1998 from $61.3 million in 1997. Hardware revenue also decreased $21.9 million, or 26%, in 1997 from $83.2 million in 1996. In late 1996, the Company began deemphasizing hardware sales in order to focus on higher margin software sales and consulting services. Therefore, hardware revenue declined in 1998 and 1997 and is expected to continue to decline in the future.

   The Company derived 54%, 54% and 40% of its revenue from international operations in 1998, 1997 and 1996, respectively. Results of operations of the Company have not been materially affected by the financial instability in Asia Pacific markets in late 1997 and during 1998.

   Gross Profit. The Company's gross profit was $239.6 million in 1998 as compared to $185.5 million in 1997, an increase of $54.1 million. The Company's gross profit in 1997 decreased $88.9 million from $274.4 million in 1996. The gross profit margin for both 1998 and 1997 was 59% as compared to 66% in 1996. The decreases in gross profit margin in 1998 and 1997 as compared to 1996 were due to the exceptionally high proportion of software revenue to total revenue in 1996 as a result of revenue attributable to the EDS/GM Site License as well as a slight decline in the gross profit margin for services.

   Gross margin on software revenues increased $29.2 million, or 33%, to $116.7 million in 1998 as compared to $87.5 million in 1997. This increase resulted primarily from strong revenue growth that more than offset the additional amortization of goodwill and software intangibles arising from the Solid Edge Acquisition. In 1997, software gross margins decreased $83.5 million from 1996 as a result of the EDS/GM Site License revenue in 1996. Gross profit margins were 74%, 76% and 82% in 1998, 1997 and 1996, respectively.

   Gross profit on service revenues increased $32.5 million, or 40%, to $113.2 million in 1998 from $80.7 million in 1997. Gross profit on service revenues increased $0.9 million in 1997 from 1996. The increases resulted primarily from improved margins on professional services. Gross profit margins were 61%, 59% and 66% in 1998, 1997 and 1996, respectively.

   Gross profit on hardware revenues decreased $7.5 million, or 43%, to $9.7 million in 1998 from $17.2 million in 1997. Gross profit on hardware revenues decreased $6.4 million, or 27% in 1997 over 1996. The decreases resulted from reductions in finders fees paid to the Company by hardware vendors and a change in the mix of hardware sales to lower margin computers. Gross profit margins were 17%, 28% and 28% in 1998, 1997 and 1996, respectively.

   Selling, General and Administrative Expenses. In 1998, selling, general and administrative expenses totaled $139.2 million, an increase of $36.4 million from $102.8 million in 1997. Selling, general and administrative expenses in 1997 increased $10.3 million over 1996. Selling, general and administrative expenses represented 34%, 33% and 22% of total revenues in 1998, 1997 and 1996, respectively. Exclusive of GM revenues, selling, general and administrative costs represented 38%, 35% and 34% of 1998, 1997 and 1996 revenues, respectively. Selling costs are comprised of salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. The increases in selling, general and administrative costs were principally due to increases in commissions and bonuses resulting from continued strong sales growth, increased staffing to support higher revenue growth and in 1998, additional employee costs associated with the Solid Edge Acquisition.

   Research and Development Costs. Research and development costs were $63.6 million, $48.0 million and $47.2 million in 1998, 1997 and 1996, respectively. Research and development costs as a percentage of total revenue were 16%, 15% and 11% in 1998, 1997 and 1996, respectively. Research and development costs as a percentage of total revenue were higher in 1998 than in 1997 primarily as a result of the Solid Edge Acquisition and initiatives related to the Company's IMAN and ProductVision software products. Research and development costs as a percentage of total revenue in 1996 were lower than in 1997 due primarily to increased revenue associated with the EDS/GM Site License agreement in 1996.

   In-Process Research and Development Costs. In-process research and development costs of $39.4 million in 1998 resulted from the Solid Edge Acquisition, as previously discussed.

   Operating Income (Loss). Operating income (loss) was ($2.5) million, $34.7 million and $134.8 million in 1998, 1997 and 1996, respectively, as a result of factors described above.

   Other Income, Net. Other income, net was $10.0 million, $5.1 million and $0.1 million in 1998, 1997 and 1996, respectively. During 1998 and 1997, the Company realized gains upon the exercise of warrants and subsequent sale of related marketable equity securities of $14.5 million and $5.1 million, respectively. The warrants were received in exchange for reduced royalty fees from a private software company which was acquired by a public company in 1997. The Company anticipates that additional gains on similar transactions will also be reflected in its results of operations in 1999.

   Provision for Income Taxes. The provision for income taxes was $1.3 million, $14.8 million and $51.5 million in 1998, 1997 and 1996, respectively. The Company's effective tax rate was 16.7%, 37.2% and 38.2% in 1998, 1997 and 1996, respectively. The difference between the Company's effective tax rate and the statutory federal income tax rate primarily resulted from taxes on in-process research and development, state and foreign taxes, partially offset by research and experimentation credits.

   Net Income. Net income was $6.2 million, $25.0 million and $83.3 million in 1998, 1997 and 1996, respectively. Basic and diluted earnings per common share was $0.18, $0.80 and $2.67 for 1998, 1997 and 1996, respectively.

   Inflation. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

Recent Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements for fiscal years beginning after June 15, 1999, although early adoption is allowed. The Company has not determined the financial impact of adopting SFAS No. 133 and whether it will adopt its provisions prior to the effective date.

Liquidity and Capital Resources

   The Company's central cash management function is performed by EDS under the Management Services Agreement. The Company has Intercompany Credit Agreements with EDS under which there was no amount outstanding at December 31, 1998. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreements is $70 million. Amounts outstanding under the Intercompany Credit Agreements bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. "LIBOR" means the Official British Banker's Association one-month U.S. LIBOR Fixings. The Intercompany Credit Agreements restrict the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreements. The Intercompany Credit Agreements terminate on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and also require that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%. "LIBID" means LIBOR minus 0.125%.

   The Company also has outstanding an Intercompany Note in the principal amount of $55.1 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

   The Company's net cash provided by operating activities for 1998 increased $7.7 million to $82.0 million from $74.3 million in 1997 due to an increase in net income, excluding the in-process research and development write-off. In 1997 net cash provided by operating activities increased $20.4 million over 1996 primarily as a result of a reduction in accounts receivable. The Company's net cash used in investing activities for 1998 increased $104.7 million to $108.8 million from $4.1 million in 1997. The increase resulted primarily from cash payments made in connection with the Solid Edge Acquisition and a higher level of purchases of property and equipment and software, partially offset by proceeds received from the sale of marketable securities. Cash flows provided by financing activities increased $117.7 million to $47.5 million in 1998, primarily because of $65.1 million of proceeds received from the Company's initial public offering of Class A Common Stock as well as net decreases in cash payments on intercompany balances with EDS. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreements and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

Year 2000

   The Year 2000 ("Y2K") problem refers to concerns that many existing computer programs may fail to accurately process date information beyond the year 1999 because such programs do not properly recognize and/or process years that begin with "20" instead of the familiar "19."

   With respect to the Company's current software product offerings, the Company believes that its product offerings are "Year 2000 compliant." The Company has conducted Y2K compliance reviews of Company-developed code for the current versions of Unigraphics, IMAN, Parasolid, Solid Edge and EMS software and believes this software to be compliant. Additionally, regarding third-party-supplied software contained within, or offered in conjunction with, Company-developed software, the Company has either tested such code for Y2K compliance or has received assurances from third party suppliers that such code will be compliant prior to the Year 2000.

   Regarding the installed base of Company-supported software products, customers using older software product versions which are found to be non-compliant, in most cases, can purchase upgrades that are Y2K compliant. However, customers who have written their own programs that manipulate, calculate, store or display dates represented as two digits may need to modify such internal programs to avoid Y2K problems.

   While there can be no assurances that the Company will not be exposed to potential claims resulting from software product problems associated with the Y2K problem, the Company does not currently believe that the effects of any Y2K non-compliance in the Company's current software products or in the Company's installed base of software will result in any material adverse impact on the Company's business or results of operations.

   The Company, in conjunction with its parent EDS and separately, is in the process of reviewing, remediating, upgrading, and/or acquiring new internal business systems and services, including the implementation of the SAP enterprise resource planning software system. In accordance with the Management Services Agreement between the Company and EDS, the Company will continue using certain business systems of EDS in the near term. The business systems of EDS utilized by the Company principally include those that EDS has identified as "mission critical" systems, such as payroll, accounts receivable, accounts payable, tax administration and corporate administration. The Company has been advised by EDS that through January 25, 1999, EDS had completed assessment of approximately 97% of its mission critical projects, renovation of approximately 85% of such projects, testing of approximately 15% of such projects and implementation of approximately 35% of such projects. EDS has advised the Company that it expects to complete the Y2K remediation of its mission critical projects by the end of the second quarter of 1999 and substantially all of its non-mission critical projects by the end of the third quarter of 1999.

   EDS and the Company have also identified projects related to the Company which are deemed to be non-mission critical. Non-mission critical systems include non-IT systems such as elevator operations, HVAC, and security systems. The Company believes that such system failures would not materially impact the business. Many of the non-mission critical projects will not be remediated for Y2K compliance for one or more reasons including retirement of the system and redundancy with other systems, among other reasons. EDS and/or the Company plan to complete the remediation process for most non-mission critical projects identified for remediation by the end of the third quarter of 1999. The remediation of certain non-mission critical systems may extend into the fourth quarter of 1999.

   The failure by EDS to timely complete the Y2K remediation process for those EDS mission-critical systems which the Company plans to continue using may have a material adverse impact on the Company's business or results of operation.

   Concurrently with EDS' remediation of mission-critical and other systems used by the Company, the Company is planning to implement enterprise application software that will replace many EDS mission critical systems. Such Y2K compliant enterprise application software packages, including general ledger, accounting, accounts payable and receivable, payroll, and others, are planned for installation during calendar year 1999 in the United States. Certain new financial systems also will be installed in Canada, Germany and the United Kingdom during 1999. The Company plans to phase in new enterprise systems in its other non-U.S. operations during and after 1999. If implementation of any such new internal system were delayed, the Company would rely on remediated EDS systems until such time as the new system can be installed. The Company had planned to install such new enterprise systems regardless of the Y2K problem; therefore, costs associated with these new systems have not been reflected in the costs associated with addressing the Company's Y2K issues.

   The Company also is in the process of reviewing for Y2K compliance other unique, internal business systems not included in the EDS systems or the new enterprise systems mentioned above. Systems being reviewed include certain end user hardware, operating systems and applications, server hardware and software, telecommunications hardware, software and services, and other Company applications. Y2K reviews of most of these systems and services used in the United States have been completed. Y2K reviews of such systems and services used at international locations are in progress. All reviews are scheduled to be completed by the end of the first quarter of 1999. In many cases compliance will be achieved by installing upgrades or revisions provided by third parties in accordance with existing agreements. In other cases, compliance will be achieved through Company remediation efforts or planned technology refresh purchases.

   Finally, with respect to suppliers and vendors of key products and services, in many cases the Company acquires such products and services using existing EDS purchase arrangements. The Company understands that EDS has queried its vendors regarding Y2K compliance. Using the results of its contacts with suppliers, EDS has compiled a database listing thousands of products and services and indicating which items are compliant. The Company has relied on this information in an attempt to ensure that certain items acquired from third party suppliers pursuant to EDS purchase agreements are Y2K ready. Although the Company cannot be certain that all mission critical and non-mission critical supplier products and services are Y2K ready, the Company will continue to study and evaluate the Y2K compliance of key vendors.

   The costs incurred by the Company to achieve Y2K compliance will be expensed as incurred. Costs incurred to make EDS' systems Y2K compliant will be paid by EDS, however such costs may be reflected in charges EDS bills to internal users such as the Company. The Company is still analyzing the additional costs to make its internal hardware and software systems Y2K ready. At this time, the Company estimates the historical and future costs of remediation and planned technology upgrades or replacements are not more than $500,000.

   The Company believes the worst case scenario would be the Company's inability to effectively implement the enterprise systems coupled with EDS' failure to upgrade certain mission critical internal systems upon which the Company would have to rely until the enterprise system is implemented. If these events were to occur, the Company would have to rely, in part, on manual processes resulting in increased costs and perhaps a negative impact on sales.

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro now trades on currency exchanges and is available for non-cash transactions. The existing sovereign currencies will remain legal tender in the participating countries during the transition period ending on January 1, 2002. Beginning on that date, the participating countries will issue new euro-denominated currency for use in cash transactions and the existing sovereign currencies will no longer be legal tender. The Company operates in the countries which have adopted the euro ("Eurozone") and in most of the other countries of the European Union that initially are not participating in the euro conversion.

   In the near term, EDS will continue to provide many internal systems services to the Company (including purchasing, accounting, and billing system services) throughout Europe under the Master Services Agreement between EDS and the Company. As of January 1, 1999, EDS is providing systems with the capability to trade with customers and suppliers in the euro currency. The Company has also been informed that, by the fourth quarter of 1999, EDS' European systems will be updated to provide for dual reporting in euro currency and to allow migration from the existing currencies to the euro over the following two-year period. Concurrently, the Company is in the process of replacing and upgrading many of the internal systems currently provided by EDS. The new Company systems are planned to be operational throughout Europe on or before January 1, 2002, the end of the euro transition period, and will accommodate business in euros. Assuming timely upgrade of current systems and implementation of relevant replacement systems, the Company does not expect to incur any material incremental costs to update current systems or to install new systems having euro-related functionality. Although the Company currently has no reason to believe that relevant system improvements will be not be timely implemented, a failure to timely install internal systems to handle business in euros could have a material impact on the Company's financial condition or results of operation.

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

Impact of Changes in Exchange Rates

   The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the year ended December 31, 1998, international revenue represented 54% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 22% and 15%, respectively, of total international revenue in 1998. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's operations.

Inflation

   Historically, inflation has not had a material effect on the Company's results of operations.

Risk Factors That May Affect Future Results

   Limited History as a Stand-Alone Company. The Company succeeded to the MCAD business of EDS effective as of January 1, 1998 (or later with respect to certain operations outside the United States). Prior to such time, the operations of the Company had been operated within several business units of EDS, and not as a separate legal division or subsidiary. After the Reorganization, the Company integrated its various operations into a single operating unit. Although management has extensive experience managing the Company as a part of EDS, there is only a limited operating history of the Company as a stand-alone entity for a prospective investor to evaluate. There can be no assurance that the Company will be able to successfully integrate its operations into a single entity or that such integration will be achieved in an efficient and effective manner. Since June 23, 1998, the Company has been operated as a stand-alone subsidiary of EDS. EDS has no obligation to provide assistance to the Company or any of its subsidiaries except for certain financial, tax and other services provided pursuant to the Management Services Agreement between EDS and the Company.

   Risks Associated with the Integration of Solid Edge/EMS and other Acquisitions. The Company consummated the Solid Edge Acquisition on March 2, 1998. Prior to the Solid Edge Acquisition, the Solid Edge/EMS Business had not been operated as a separate subsidiary or division of Intergraph but had been integrated with Intergraph's other operations. Additionally, the Company continues to seek additional opportunities to acquire, or merge with, related businesses and is presently evaluating, as it does on a regular basis, potential opportunities. There can be no assurance that the Company will be able to successfully integrate the Solid Edge/EMS Business or such other businesses into its operations or that the integration of the Solid Edge/EMS Business or any other acquired businesses will not materially limit the amount of time that management may devote to running the Company's day-to-day business or disrupt the Company's ongoing business. Further growth in the Company's operations from additional businesses may strain the Company's existing management resources and its financial and management systems and controls and may require the Company to make additional expenditures in such areas.

   Relationship with EDS. EDS owns 100% of the Company's outstanding Class B Common Stock, representing approximately 98.4% of the combined voting power of all classes of voting stock of the Company. The Class A Common Stock and the Class B Common Stock currently are the only voting stock of the Company. As long as EDS continues to beneficially own a majority of the combined voting power of the Common Stock, it will have the ability to elect all of the members of the Board of Directors and control the management and affairs of the Company, including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, the assumption of indebtedness by the Company, the issuance of any additional Common Stock or other equity securities or the declaration and payment of any dividends on the Common Stock. In addition, EDS will be able to determine the outcome of any matter submitted to a vote of the Company's stockholders for approval and to cause or prevent a change in control of the Company.

   Certain intercompany agreements and arrangements exist between the Company, EDS and EDS' other subsidiaries, including the Management Services Agreement and a subcontract arrangement with respect to the provision of Unigraphics and related services to GM. There can be no assurance that the services provided to the Company by EDS under these affiliate agreements will continue to be provided, and if not, whether or on what terms such licenses or services could be replicated. In addition, while the parties to the affiliate agreements endeavored to establish terms fair to both EDS and the Company, as a result of EDS' control of the Company none of such agreements resulted from "arm's-length" negotiations. There can be no assurance that the Company would not have received more favorable terms from an unaffiliated party.

   Conflicts of interest may arise between the Company and EDS in a number of areas relating to their past and ongoing relationships, including the nature and quality of services rendered by EDS and its affiliates to the Company, the performance by the Company of its obligation under the subcontract arrangement relating to products and services to be provided to GM, potential competitive business activities, tax and employee benefit matters, indemnity agreements, registration rights, sales or distributions by EDS of all or any portion of its ownership interest in the Company or EDS' ability to control the management and affairs of the Company. There can be no assurance that EDS and the Company will be able to resolve any potential conflict or that, if resolved, the Company would not have received more favorable resolution if it were dealing with an unaffiliated party. In addition, certain of the affiliate agreements contain specific procedures for resolving disputes between the Company and EDS with respect to the subject matter of those agreements. There can be no assurance that more favorable results to the Company would not be obtained under different procedures.

   Beneficial ownership of at least 80% of the total voting power and value of the outstanding Common Stock is required in order for EDS to continue to include the Company in its consolidated group for federal income tax purposes, and beneficial ownership of at least 80% of the total voting power and 80% of each class of nonvoting capital stock is required in order for EDS to effect a tax-free spin-off of the Company or certain other tax-free transactions. Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Each member of the EDS controlled group, which includes EDS, the Company and EDS' other subsidiaries, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, the Company could be liable under such provisions in the event any such liability is incurred, and not discharged, by any other member of the EDS consolidated or controlled group. If the Company were no longer to be included in EDS' consolidated group for federal tax purposes, there is no assurance that the Company's tax position would not be less favorable than it is at present.

   In addition, by virtue of its controlling beneficial ownership and the terms of a tax sharing agreement between the Company and EDS, EDS effectively controls all of the Company's tax decisions. Under the tax sharing agreement, EDS has sole authority to respond to and conduct all tax proceedings (including tax audits) relating to the Company's federal and combined state returns, to file all such returns on behalf of the Company and to determine the amount of the Company's liability to (or entitlement to payment from) EDS under the tax sharing agreement. This arrangement may result in conflicts of interests between the Company and EDS. For example, under the tax sharing agreement, EDS may choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to EDS and detrimental to the Company.

   Dependence on Key Customers/Industries. The Company's earnings are highly dependent on its business with GM. In connection with the split-off of EDS from GM in June 1996, EDS entered into a Master Services Agreement (the "EDS/GM MSA") and certain related agreements pursuant to which EDS serves as GM's principal supplier of information technology on a worldwide basis for an initial term of 10 years. The EDS/GM MSA serves as the framework for the negotiation and operation of service agreements between GM and EDS, including the provision of Company products and services under the Site License (see
Part I, Item 1, "Customers" above). The Site License initial term expires on June 30, 1999. The Company and EDS currently are in discussions with GM on renewal of the Site License. Although less than 10% of the Company's 1998 revenue was attributable to the products and services provided to GM, if the EDS/GM MSA were to be terminated, or if the Company (as a subcontractor to EDS or otherwise) and GM do not enter into a successor to the Site License upon expiration of the Site License in 1999, the Company's financial condition and results of operations would be materially adversely affected.

   The Company's products are licensed to customers in a variety of industry sectors, but a significant portion of the Company's 1998 revenue was derived from the automotive and transportation and aerospace industries. Both industries are relatively mature MCAD markets that have been substantially penetrated. The Company's future success will depend on its ability to maintain and increase product licensing in the automotive and transportation and aerospace industries, as well as other industries, and there can be no assurance that the Company will be able to achieve this objective. Additionally, both the automotive and transportation and aerospace industries are cyclical, and an economic downturn in one of these industries would likely have a material adverse effect on the Company's business, financial condition and results of operations.

   Rapid Technological Change, New Products. The MCAD industry is characterized by rapidly changing technology and frequent new product introductions and product enhancements. Therefore, the Company's success is highly dependent upon its ability to enhance its existing products and to introduce new products in a cost-effective and timely manner to meet evolving customer requirements. The Company has committed and intends to continue to commit substantial resources to the development of new products. Because new product development commitments must be made well in advance of sales, however, new product decisions must anticipate both future demand and the technology that will be responsive to such demand. Delays in developing new products with anticipated technological advances or in commencing releases of new products may have a material adverse effect on the Company's financial condition and results of operations, as might the issuance of releases in which material defects or shortcomings emerge. There can be no assurance that new products will gain market acceptance or will not be adversely affected by technological changes or new product announcements by others. In addition, since many software users rely on databases of existing parts for new product designs, there can be no assurance that potential customers will switch to the Company's new products.

   The Company introduced a number of new product innovations in 1998. The Company introduced Solid Edge 5.0 in May 1998. Solid Edge 5.0 replaced Solid Edge's previous solid modeling kernel with the Parasolid kernel. In December 1998, UGS introduced Solid Edge 6.0 which contained over 200 improvements. Similarly, two new versions of Unigraphics containing, among other significant enhancements, UG/WAVE technology, were introduced in 1998. Finally, the Company released a new version of IMAN product data management software and introduced the new ProductVision visualization tool in 1998. There can be no assurance that future versions of Unigraphics, Solid Edge, IMAN or any of the Company's other core products will perform as expected or that they will achieve market acceptance or contribute significantly to the Company's revenue. The Company's business strategy includes establishing Parasolid as the MCAD industry's solid modeling standard. Competitors of the Company could develop independent solid modeling kernels and license them to third parties. Although the Company believes that Parasolid is the emerging solid modeling standard for mid-range MCAD software, there can be no assurance that it will become the solid modeling standard or that a competitor of the Company will not develop a solid modeling kernel that will become the standard for the MCAD industry. If a competitor of the Company were to develop a product that became the solid modeling standard, it could have a material adverse effect not only on the future success of Parasolid, but also on the Company's other products which are based on the Parasolid solid modeling kernel.

   Dependence on Proprietary Technology. The Company's success is heavily dependent upon its proprietary software technology. The Company relies on a combination of contracts, copyrights, trade secret laws and patents to establish and protect its proprietary rights in its technology. Effective copyright, trade secret and patent protection, however, may be unavailable or limited in certain countries. Litigation, which could demand financial and management resources, may be necessary to enforce its copyrights, patents or other intellectual property rights. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or independent third party development of its technology.

   To date, the Company has not been involved in any litigation regarding copyrights, trademarks, trade secrets or other intellectual property rights alleging the possible infringement of such intellectual property rights of others. Litigation alleging infringement of the intellectual property rights of others is not uncommon in the MCAD industry and there can be no assurance that such litigation will not be commenced in the future against the Company. If litigation were to be commenced against the Company alleging infringement of the intellectual property rights of others, the Company could incur significant costs with respect to the defense thereof, irrespective of the validity or the successful assertion of such claims, which could have a material adverse effect on the Company's financial condition and results of operations.

   Competition. Markets for the Company's products are highly competitive and characterized by rapidly changing technology and evolving standards. The Company's competitors include (i) generalist MCAD developers that offer broad-range systems, such as Dassault Systemes, Matra Datavision, Parametric Technology Corporation and Structural Dynamic Research Corporation, (ii) specialist software developers whose product lines are focused on CAD products, CAM products, CAE products or PDM products; and (iii) numerous smaller niche software developers.

   The Company has experienced and expects to continue to experience strong competition. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Current and potential competitors may establish strategic alliances or undertake acquisitions to increase the ability of their products to address the needs of the Company's current and prospective customer base.

   Declining Prices of MCAD and PDM Products. As is common in high technology industries, the MCAD industry is characterized by selling prices which have tended to decline for existing products over time due to competition, lower marginal costs and rapid technological change. In particular, increased competition from new sources, including the introduction of numerous lower priced, higher volume 3-D CAD products, the emergence of a mid-range market, and the increased penetration of niche players into the CAM and CAE markets, has led to price pressure on MCAD software products which is expected to continue. Despite declining unit prices, the total size of the MCAD global market, as measured by revenue, has increased over the past several years. There can be no assurance, however, the MCAD global market will continue to grow.

   Dependence on Key Personnel. The Company's success depends to a significant extent upon, among other factors, the continued service of its key senior executives and research and development, technical, support and other personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of any of these key personnel without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on the Company. The Company has signed employment contracts with the key executive officers. The Company generally does not maintain insurance with respect to the loss of its key personnel.

   Risks Associated with International Operations. As a global participant in the MCAD industry, the Company's business is subject to various risks beyond its control, such as instability of foreign economies and governments, changes in laws and policies affecting trade and investment, fluctuations in exchange rates, inability to enforce intellectual property rights, and the slowdown in European business activity during the summer months. In 1998, approximately 54% of the Company's revenue was derived from sales outside the United States. There can be no assurance that the Company will not experience material adverse effects on its business and results of operations arising from its international operations and sales.

   Significant Quarterly Fluctuations. Historically, the Company's quarterly operating results have varied significantly and are likely to vary significantly in the future, depending on factors such as the number, timing and significance of product enhancements or new products by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products, customer order deferrals in anticipation of new or enhanced Company products, foreign currency exchange rates, general conditions in the MCAD and computer industries and regional economies and other events or factors. Also, the timing of orders and shipments, unexpected delays or actions taken by competitors in reducing prices or introducing new products could result in significant quarterly fluctuations in the Company's results of operations. Finally, as is typical in the MCAD industry, the Company historically has experienced its highest licensing activity for the year in December.

   Implementation of Enterprise Resource Planning Systems. In mid 1998, the Company initiated work to convert to new enterprise resource planning systems for its operations in the United States, Germany, the United Kingdom, and Canada. The new software systems are scheduled to be substantially operational in the countries identified above by the end of the first calendar quarter of 1999. The Company plans to implement such new systems in its remaining international operations over the course of 1999 and 2000. The total estimated implementation cost, including the costs for software licenses, hardware, training, external professional services and internal implementation, is approximately $19 million. Approximately $5 million in costs were incurred in 1998, approximately $12 million will be incurred in 1999, and approximately $2 million will be incurred subsequent to 1999. Implementation of the new enterprise systems is expected to increase the efficiency and competitiveness of the Company, provide more timely and accurate business and management information, and reduce ongoing expenses, particularly reliance on EDS for the provision of certain systems and services. If the new enterprise systems are not implemented substantially on time or if the costs to implement the new systems significantly exceeds estimates, the Company's 1999 financial condition and results of operations would be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has market risks primarily relating to changes in the value of marketable securities and changes in foreign exchange rates. The Company has entered into various agreements for the purpose of hedging against these risks. The hedging agreements are in the form of puts and calls which establish the lowest and highest prices that the Company may sell the securities. These agreements expire at various dates through 1999. The Company does not enter into financial instrument transactions for trading purposes. Information about the Company's risk related to changes in foreign exchange rates is contained in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Euro Conversion" and "Impact of Changes in Exchange Rates."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplementary data are included on pages F-1 through F-23 to this Annual Report on Form 10-K.

                                                                           Page
                                                                           ----
      Independent Auditors' Report........................................  F-1
      Consolidated Statements of Operations: Years ended December 31,
       1998, 1997, 1996...................................................  F-2
      Consolidated Balance Sheets: December 31, 1998 and 1997.............  F-3
      Consolidated Statements of Stockholders' Equity/Net Investment:
       December 31, 1998, 1997, 1996......................................  F-4
      Consolidated Statements of Cash Flows: Years ended December 31,
       1998, 1997, 1996...................................................  F-5
      Notes to Consolidated Financial Statements (including Selected
       Quarterly Data)                                                      F-6
      Schedule II--Valuation and Qualifying Accounts...................... F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Information regarding nominees and directors appearing under "Nominees for Directors for Three Year Term Expiring in 2002" and "Members of the Board Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Notice of Annual Meeting of the Stockholders and Proxy Statement for the May 19, 1999 Annual Stockholders' Meeting (the "1999 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I, Item 4A., of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information appearing under "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation", excluding, the information appearing under "Report of Compensation Committee on Executive Compensation" and the "Stock Performance Graph," in the 1999 Proxy Statement is hereby incorporated by reference. The information under "Report of Compensation Committee on Executive Compensation" and the "Stock Performance Graph" shall not be deemed to be incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Ownership of Common Stock" in the 1999 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information appearing under "Relationship With EDS And Certain
Transactions" in the 1999 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A) Documents filed as part of this report:

     1. The following consolidated financial statements of Unigraphics Solutions Inc. and its subsidiaries are contained on pages F-1 through F-22 of this Annual Report on Form 10-K. Following is an index of financial statements.

      Index                                                                 Page
      -----                                                                 ----
      Independent Auditors' Report......................................... F-1
      Consolidated Statement of Operations................................. F-2
      Consolidated Balance Sheets.......................................... F-3
      Consolidated Statements of Stockholders' Equity/Net Investment....... F-4
      Consolidated Statements of Cash Flow................................. F-5
      Notes to Consolidated Financial Statements........................... F-6

     2. Financial Statement Schedules

        The following financial statement schedule of Unigraphics Solutions Inc. is included herewith.

      Schedule II--Valuation and Qualifying Accounts....................... F-23

        All other financial statement schedules under the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits.

      3.1      Restated Certificate of Incorporation of Unigraphics
               Solutions Inc., incorporated herein by reference to
               Exhibit 3.1 to Amendment No. 1 to the Registration
               Statement on Form S-1 of the Company (File No. 333-48261).
      3.2 Amended and Restated Bylaws of Unigraphics Solutions Inc., as amended, incorporated herein by reference to Exhibit
               3.2 to Amendment No. 1 to the Registration Statement on
               Form S-1 of the Company (File No. 333-48261).
     10.1      Registration Rights Agreement between Unigraphics
               Solutions Inc. and Electronic Data Systems Corporation
               ("EDS"), incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form
               S-1 of the Company (File No. 333-48261).
     10.2 Intercompany Agreement, effective as of January 1, 1998, between Unigraphics Solutions Inc. and Electronic Data
               Systems Corporation, incorporated herein by reference to
               Exhibit 10.2 to Amendment No. 1 to the Registration
               Statement on Form S-1 of the Company (File No. 333-48261).

     10.3      Management Services Agreement, effective as of January 1,
               1998, between Unigraphics Solutions Inc. and Electronic
               Data Systems Corporation, incorporated herein by reference to Exhibit 10.3 to Amendment No. 1 to the Registration
               Statement on Form S-1 of the Company (File No. 333-48261).
     10.4      Credit Agreement, effective as of January 1, 1998, between
               Unigraphics Solutions Inc. and Electronic Data Systems
               Corporation, incorporated herein by reference to Exhibit
               10.4 to Amendment No. 1 to the Registration Statement on
               Form S-1 of the Company (File No. 333-48261).
     10.5      Form of Credit Agreement entered into between Electronic
               Data Systems Corporation Finance Plc and each of substantially all of the Non-U.S. subsidiaries of Unigraphics Solutions Inc., each effective as of January
               1, 1998, incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form
               S-1 of the Company (File No. 333-48261).
     10.6      Intercompany Note of Unigraphics Solutions Inc., dated
               March 6, 1998, in the principal amount of $73 million issued to Electronic Data Systems Corporation, incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.7 Tax Sharing Agreement, effective as of January 1, 1998, between Unigraphics Solutions Inc. and Electronic Data
               Systems Corporation, incorporated herein by reference to
               Exhibit 10.7 to Amendment No. 1 to the Registration
               Statement on Form S-1 of the Company (File No. 333-48261).
     10.8      Memorandum of Understanding, effective as of January 1,
               1998, between Electronic Data Systems Corporation and
               Unigraphics Solutions Inc. regarding performance of certain obligations of Electronic Data Systems Corporation to General Motors Corporation, incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File
               No. 333-48261).
     10.9      Asset Purchase Agreement, dated as of March 2, 1998, among
               Unigraphics Solutions Inc., certain subsidiaries of Unigraphics Solutions Inc., Intergraph Corporation and certain subsidiaries of Intergraph Corporation, incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of the Company (File
               No. 333-48261).
     10.10* Unigraphics Solutions Inc. 1998 Incentive Plan, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June
               30, 1998 of the Company (File No. 1-14155).
     10.11* Form of Indemnification Agreement entered into by Unigraphics Solutions Inc. and certain of the directors and executive officers of Unigraphics Solutions Inc., (John A. Adams, Douglas E. Barnett, J. Davis Hamlin, John
               J. Mazzola, Gary B. Moore, Leo J. Thomas, William P.
               Weber) incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of the Company
               (File No. 333-48261).
     10.12* Personal Services Agreement, dated as of March 1, 1998, between Unigraphics Solutions Inc. and John J. Mazzola, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.13* Personal Services Agreement, dated as of March 1, 1998, between Unigraphics Solutions Inc. and Anthony J. Affuso, incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.14* Personal Services Agreement, dated as of March 2, 1998, between Unigraphics Solutions Inc. and Douglas Barnett, incorporated herein by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).

     10.15* Personal Services Agreement, dated as of March 1, 1998, between Unigraphics Solutions Inc. and Donald E. Davidson, incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.16* Personal Services Agreement, dated as of March 1, 1998, between Unigraphics Solutions Inc. and James Duncan, incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.17* Personal Services Agreement, dated as of March 1, 1998, between Unigraphics Solutions Inc. and Dennis P. Kruse, incorporated herein by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.18     Electronic Data Systems Corporation Standard Sub-Sublease
               Agreement dated as of January 1, 1998 between EDS and Unigraphics Solutions Inc. (Maryland Heights, MO facility), incorporated herein by reference to Exhibit
               10.18 to Amendment No. 1 to the Registration Statement on
               Form S-1 of the Company (File No. 333-48261).
     10.19     Electronic Data Systems Corporation Standard Sub-Sublease
               Agreement dated as of January 1, 1998 between EDS and Unigraphics Solutions Inc. (Cypress, CA facility), incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     21.1      Subsidiaries of the Company.
     23.1      Consent of KPMG LLP.
     24.1      Powers of Attorney for Messrs. Adams, Hamlin, Heller,
               Moore, Thomas, and Weber signing this Annual Report on
               Form 10-K.
     27.1      Financial Data Schedule for the year ended December 31,
               1998, submitted to the Securities and Exchange Commission in electronic format.
     27.2      Restated Financial Data Schedule for quarter ended March
               31, 1998, submitted to the Securities and Exchange
               Commission in electronic format.

--------
*Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

   (B) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          Unigraphics Solutions Inc.

                                                  /s/ John J. Mazzola
                                          By: _________________________________
                                                     John J. Mazzola
                                              President and Chief Executive
                                                         Officer

Dated: March 29, 1999

   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title             Date
             ---------                           -----             ----

                 *                   Chairman of the Board and     March 29, 1999
____________________________________  Director
         Jeffrey M. Heller

                 *                   Vice Chairman of the Board    March 29, 1999
____________________________________  and Director
           Gary B. Moore

        /s/ John J. Mazzola          President and Chief           March 29, 1999
____________________________________  Executive Officer and
          John J. Mazzola             Director (Principal
                                      Executive Officer)

      /s/ Douglas E. Barnett         Vice President, Chief         March 29, 1999
____________________________________  Financial Officer and
         Douglas E. Barnett           Secretary (Principal
                                      Financial and Accounting
                                      Officer)

                 *                   Director                      March 29, 1999
____________________________________
           John A. Adams

                 *                   Director                      March 29, 1999
____________________________________
          J. Davis Hamlin

                 *                   Director                      March 29, 1999
____________________________________
           Leo J. Thomas

                 *                   Director                      March 29, 1999
____________________________________
          William P. Weber


     /s/ J. Randall Walti
*By: __________________________
        J. Randall Walti
       Attorney in Fact

March 29, 1999

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unigraphics Solutions Inc.

   We have audited the accompanying consolidated balance sheets of Unigraphics Solutions Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity/net investment, and cash flows for the three years ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unigraphics Solutions Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Louis, Missouri
February 9, 1999

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and share amounts)

                                                 Years Ended December 31,
                                             ---------------------------------
                                                1998        1997       1996
                                             ----------  ---------- ----------
Revenue:
  Software.................................. $  157,662  $  115,479 $  209,480
  Services..................................    187,120     137,794    121,528
  Hardware..................................     58,789      61,320     83,201
                                             ----------  ---------- ----------
      Total revenue.........................    403,571     314,593    414,209
                                             ----------  ---------- ----------
Cost of revenue:
  Software:
    Amortization............................     21,992      14,754     14,808
    Royalties, distribution and other.......     18,980      13,199     23,677
  Services..................................     73,899      57,059     41,721
  Hardware..................................     49,054      44,112     59,614
                                             ----------  ---------- ----------
      Total cost of revenue.................    163,925     129,124    139,820
                                             ----------  ---------- ----------
Gross profit................................    239,646     185,469    274,389
                                             ----------  ---------- ----------
Operating expenses:
  Selling, general and administrative.......    139,174     102,759     92,444
  Research and development..................     63,577      47,979     47,166
  In-process research and development.......     39,440         --         --
                                             ----------  ---------- ----------
      Total operating expenses..............    242,191     150,738    139,610
                                             ----------  ---------- ----------
Operating income (loss).....................     (2,545)     34,731    134,779
Other income, net...........................     10,036       5,092        106
                                             ----------  ---------- ----------
Income before income taxes..................      7,491      39,823    134,885
Provision for income taxes..................      1,253      14,810     51,549
                                             ----------  ---------- ----------
Net income.................................. $    6,238  $   25,013 $   83,336
                                             ==========  ========== ==========
Earnings per share:
  Basic and diluted......................... $     0.18  $     0.80 $     2.67
                                             ==========  ========== ==========
Weighted average number of common shares
 outstanding:
  Basic and diluted......................... 33,971,044  31,265,000 31,265,000
                                             ==========  ========== ==========


          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (in thousands, except per share and shares amounts)

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Assets
Current assets
  Cash and cash equivalents................................. $ 20,740  $     11
  Marketable securities.....................................    8,092     2,685
  Accounts receivable, net..................................  107,379   115,692
  Prepaids and other........................................    6,383     3,624
                                                             --------  --------
    Total current assets....................................  142,594   122,012
                                                             --------  --------
Property and equipment, net.................................   26,467    19,821
                                                             --------  --------
Other assets
  Goodwill, software and other intangibles, net.............   72,443    24,957
  Deferred income taxes.....................................   16,149       --
                                                             --------  --------
    Total other assets......................................   88,592    24,957
                                                             --------  --------
    Total assets............................................ $257,653  $166,790
                                                             ========  ========
Liabilities and Stockholders' Equity/Net Investment
Current liabilities
  Accounts payable and accrued liabilities.................. $ 59,452  $ 41,759
  Deferred revenue..........................................   12,022     7,798
  Income taxes payable......................................   39,098       --
  Deferred income taxes.....................................    2,771    19,497
                                                             --------  --------
    Total current liabilities...............................  113,343    69,054
                                                             --------  --------
Intercompany note...........................................   55,130       --
Deferred income taxes.......................................      --      9,386
Stockholders' equity/net investment
  Preferred stock, $.01 par value; authorized 20,000,000
   shares, none issued......................................      --        --
  Class A common stock, $.01 par value; 168,735,000 shares
   authorized; 5,000,000 shares issued and outstanding at
   December 31, 1998........................................       50       --
  Class B common stock, $.01 par value; 31,265,000 shares
   authorized; 31,265,000 shares issued and outstanding at
   December 31, 1998........................................      313       --
  Additional paid-in capital................................  148,676       --
  Retained earnings (deficit)...............................  (66,762)      --
  Accumulated other comprehensive income....................    6,903     2,410
  Stockholder's net investment..............................      --     85,940
                                                             --------  --------
    Total stockholders' equity/net investment...............   89,180    88,350
                                                             --------  --------
    Total liabilities and stockholders' equity/net
     investment............................................. $257,653  $166,790
                                                             ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/NET INVESTMENT

               (in thousands, except per share and share amounts)

                                        Class
                                          A/
                                        Class                         Accumulated                   Total
                                          B    Additional Retained       Other     Stockholder's Stockholder
                          Comprehensive Common  Paid-in-  Earnings   Comprehensive      Net      Equity/Net
                          Income/(Loss) Stock   Capital   (Deficit)     Income      Investment   Investment
                          ------------- ------ ---------- ---------  ------------- ------------- -----------
Balance at December 31,
 1995...................     $   --      $--    $    --   $    --       $1,530       $ 89,240     $ 90,770
Net advances to
 affiliates.............                  --         --        --          --         (41,489)     (41,489)
Foreign currency
 translation............        (470)     --         --        --         (470)           --          (470)
Net income..............      83,336      --         --        --          --          83,336       83,336
                             -------     ----   --------  --------      ------       --------     --------
Comprehensive income....     $82,866
                             =======
Balance at December 31,
 1996...................                  --         --        --        1,060        131,087      132,147
Net advances to
 affiliates.............                  --         --        --          --         (70,160)     (70,160)
Foreign currency
 translation............        (395)     --         --        --          --             --          (395)
Unrealized gain on
 marketable securities
 (net of tax expense of
 $940)..................       1,745      --         --        --          --             --         1,745
                             -------
Other comprehensive
 income.................       1,350      --         --        --        1,350            --           --
Net income..............      25,013      --         --        --          --          25,013       25,013
                             -------     ----   --------  --------      ------       --------     --------
Comprehensive income....     $26,363
                             =======
Balance at December 31,
 1997...................                  --         --        --        2,410         85,940       88,350
Reorganization and
 recapitalization.......                  313     85,627       --          --         (85,940)         --
Dividend to parent......                  --         --    (73,000)        --             --       (73,000)
Issuable of 5,000,000
 shares of Class A
 common stock...........                   50     63,049       --          --             --        63,099
Foreign currency
 translation............         992      --         --        --          --             --           992
Unrealized gain on
 marketable securities
 (net of tax expense of
 $1,885)................       3,501      --         --        --          --             --         3,501
                             -------
Other comprehensive
 income.................       4,493      --         --        --        4,493            --           --
Net income..............       6,238      --         --      6,238         --             --         6,238
                             -------     ----   --------  --------      ------       --------     --------
Comprehensive income....     $10,731
                             =======
Balance at December 31,
 1998...................                 $363   $148,676  $(66,762)     $6,903       $    --      $ 89,180
                                         ====   ========  ========      ======       ========     ========
Disclosures of
 reclassification amount
 unrealized holding
 gains arising during
 the year ended December
 31, 1998 (net of tax
 expense of $2,825).....     $ 5,246
Less reclassification
 adjustment for gains
 included in net income
 (net of tax benefit of
 $940)..................      (1,745)
                             -------
Net unrealized gains on
 securities.............     $ 3,501
                             =======

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    1998       1997      1996
                                                  ---------  --------  --------
Cash Flows from Operating Activities
  Net income....................................  $   6,238  $ 25,013  $ 83,336
                                                  ---------  --------  --------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Deferred income taxes.......................    (44,145)  (18,174)   30,653
    Depreciation and amortization...............     31,554    22,134    22,923
    Allowance for bad debts.....................      1,295     2,425     1,251
    Gain on sale of marketable securities.......    (14,518)   (5,097)      --
    In-process research and development.........     39,440       --        --
    Other.......................................         90       --        --
    Changes in operating assets and liabilities,
     net of effect of acquired company:
      Accounts receivable.......................     10,010    51,126   (98,952)
      Prepaids and others.......................     (2,421)   (1,783)    2,464
      Accounts payable and accrued liabilities..     11,191    (1,630)   11,344
      Income taxes payable......................     39,098       --        --
      Deferred revenue..........................      4,196       254       829
                                                  ---------  --------  --------
        Total adjustments.......................     75,790    49,255   (29,488)
                                                  ---------  --------  --------
        Net cash provided by operating
         activities.............................     82,028    74,268    53,848
                                                  ---------  --------  --------
Cash Flows from Investing Activities
  Proceeds from sale of marketable securities...     14,540     5,126       --
  Payments related to Solid Edge acquisition....   (104,993)      --        --
  Payments for purchases of property and
   equipment....................................    (14,539)   (9,073)  (12,319)
  Payments for purchases of software and other
   intangibles..................................     (3,738)     (122)      (40)
  Payments for purchases of marketable
   securities...................................        (51)      (29)      --
                                                  ---------  --------  --------
        Net cash used in investing activities...   (108,781)   (4,098)  (12,359)
                                                  ---------  --------  --------
Cash Flows from Financing Activities
  Borrowings under intercompany credit
   agreements...................................    122,905       --        --
  Payments on intercompany credit agreements....   (140,478)      --        --
  Proceeds from sale of stock...................     65,100       --        --
  Net advances to affiliates....................        --    (70,160)  (41,489)
                                                  ---------  --------  --------
        Net cash provided by (used in) financing
         activities.............................     47,527   (70,160)  (41,489)
                                                  ---------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents....................................        (45)      --        --
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......     20,729        10       --
Cash and cash equivalents at beginning of
 period.........................................         11         1         1
                                                  ---------  --------  --------
Cash and cash equivalents at end of period......  $  20,740  $     11  $      1
                                                  =========  ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

   The Company develops, markets and supports mechanical computer-aided design ("CAD"), computer-aided manufacturing ("CAM"), computer-aided engineering ("CAE") and product data management ("PDM") software.

   Unigraphics Solutions Inc., a subsidiary of Electronic Data Systems Corporation ("EDS"), was incorporated under the laws of the state of Delaware on October 2, 1997. Unigraphics Solutions Inc. is the successor to the Unigraphics business of EDS (the "Division") which operated within several business units of EDS through December 31, 1997. All references to the "Company" in the notes to the consolidated financial statements refer to Unigraphics Solutions Inc. and its predecessor businesses and divisions.

   On January 1, 1998, EDS reorganized the business of the Division (the "Reorganization"). As part of the Reorganization, the businesses of the Division were combined under the Company. See Note 12 regarding transactions related to the implementation of the Reorganization.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

   The accompanying financial statements have been prepared using the EDS historical basis in the assets and liabilities of the Company. The financial statements for the periods prior to the Reorganization reflect the results of operations, financial condition and cash flows of the Company as a component of EDS. Management believes the statements of operations for the periods prior to the Reorganization include a reasonable allocation of administrative costs, which are described in Note 3, incurred by EDS on behalf of the Company.

   Financial reporting for periods prior to January 1, 1998 accumulate the equity accounts of the Company into a single disclosure caption entitled stockholder's net investment.

Earnings Per Share

   Basic earnings per share of common stock is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options and restricted stock units that would have had a dilutive effect on earnings per share. For the year ended December 31, 1998, options to acquire 719,000 shares at a weighted average exercise price of $14 per share were not dilutive, and accordingly, not reflected in the calculation of diluted earnings per share.

Marketable Securities

   Marketable securities at December 31, 1998 and 1997 consist of corporate equity securities that are classified as available-for-sale. Management determines the appropriate classification of all securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's available-for-sale securities are recorded at fair value. Unrealized holding gains, net of the related tax effect, totaling $5.2 million and $1.7 million at December 31, 1998 and 1997, respectively, are excluded from net income and included in comprehensive income and within accumulated other comprehensive income in stockholders' equity/net

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES investment until realized. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Proceeds and realized gains from sales of marketable securities totaled $14.5 million and $5.1 million for the years ended December 31, 1998 and 1997, respectively. Specific identification is used to determine cost in computing gain or loss.

   Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements for fiscal years beginning after June 15, 1999, although early adoption is allowed. We have not determined the financial impact of adopting this SFAS and whether we will adopt its provisions prior to its effective date.

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives are as follows:

      Asset                                                                Years
      -----                                                                -----
      Facilities..........................................................  5-7
      Computer equipment..................................................    5
      Other equipment and furniture.......................................  5-7

Goodwill, Software, and Other Intangibles

   The Company capitalizes software development costs in compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external forces including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for release to customers and is generally computed on a straight-line basis over 3 years or, if less, the remaining estimated economic life of the product. Software purchased by the Company, including amounts allocated to software when the Company was acquired by EDS, and utilized in designing software and in operations is capitalized and amortized on a straight-line basis over five to eight years. Goodwill represents the excess of the purchase price of acquired businesses over the net assets acquired and is amortized on a straight-line basis over seven years.

   In the accompanying statements of operations, amortization is included in cost of software for capitalized software development costs and software acquired in business combinations. Software purchased for internal use is amortized to cost of software or operating expenses, as determined by the nature of its use. See Note 13 regarding early adoption of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization of purchased and capitalized software totaled $22.0 million, $14.8 million and $14.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

Revenue Recognition

   The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

Revenue generated from software licenses is recognized under fixed and determinable fee arrangements once delivery has occurred and collectibility of the underlying receivables is probable. Revenues recognized but not yet billed to customers totaled $18.9 million and $56.2 million, at December 31, 1998 and 1997, respectively. All of the unbilled revenue amounts recorded at December 31, 1998 are expected to be collected in 1999.

   Revenue from maintenance contracts is recognized ratably over the term of the agreement and generally is billed monthly. Deferred revenue is recorded when prepaid amounts are received for maintenance. Revenue from consulting, customer training and other services is recognized as the service is performed.

Cost of Revenue

   The cost of software licenses primarily consists of the cost of distributing the software products and an allocation of the amortization of capitalized software development costs and royalty fees paid to third parties under licensing agreements. Costs of maintenance and services primarily consist of staff and related costs associated with the generation and support of software service revenue.

Currency Translation

   Assets and liabilities of non-U.S. subsidiaries or divisions whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains (losses) are not included in determining net income but are reflected as a component of comprehensive income in stockholders' equity/net investment. Cumulative currency translation adjustments included within accumulated other comprehensive income in stockholders' equity/net investment were $1.7 million, $0.7 million, and $1.1 million at December 31, 1998, 1997 and 1996, respectively. Foreign currency transaction gains (losses) were not material.

Income Taxes

   The operations of the Company are included in EDS' consolidated income tax returns. Current and deferred taxes have been allocated to the Company as if taxes were computed on a stand-alone basis.

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax benefits of operating losses and tax credit carryforwards generated by the Company in foreign jurisdictions and utilized by EDS to offset non-Company taxable income in such jurisdictions are recognized by the Company as a reduction in stockholders' equity/net investment. See Note 12 regarding the tax sharing agreement between the Company and EDS which was effective January 1, 1998.

Statements of Cash Flows

   The Company uses the indirect method to present cash flows from operating activities and considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Financial Instruments

   The carrying amounts of the Company's financial instruments, including cash and cash equivalents, trade accounts receivable, other current assets, trade accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The carrying amount and fair value of the Company's available-for-sale marketable securities was $8.1 million and $2.7 million at December 31, 1998 and 1997, respectively. The estimated fair value of the securities is based upon quoted market prices.

Use of Estimates

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

   During the period from January 1, 1996 through June 30, 1996, Company billings to General Motors Corporation ("GM") were included in the billings of EDS under a master agreement that, prior to EDS' split-off from GM, served as a framework for individual services agreements between GM and EDS. Management has estimated that the Company's portion of GM revenues for 1996 under EDS' Master Service Agreement with GM were $21.4 million based on the number of workstations installed with Unigraphics software during the year and average price per installed seat.

Stock-Based Compensation

   The Company records stock-based compensation over the vesting period for the difference between the quoted market price of an award at the date of grant and the purchase or exercise price of the share.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

NOTE 2: SOLID EDGE ACQUISITION

   On March 2, 1998, the Company acquired the Solid Edge/EMS mechanical CAD/CAM business of Intergraph Corporation (the "Solid Edge Acquisition") for $105.0 million excluding approximately $2.0 million of acquisition costs, in a transaction accounted for as a purchase. The results of operations of the Company include the results of Solid Edge subsequent to the acquisition. The Company borrowed $105.0 million from EDS pursuant to a credit agreement established in connection with the Reorganization (the "Intercompany Credit Agreement"). The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to in-process research and development in the amount of $39.4 million were expensed upon acquisition. The remaining purchase price of $67.6 million was assigned to the various intangible assets and is being amortized over periods of two to seven years.

   In-process research and development relates to the modification of Solid Edge 4.0 to include the Company's Parasolid solid modeling kernel. This project commenced in July 1997 and was completed in May 1998. Initial sales of Solid Edge 5.0 occurred shortly thereafter. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Solid Edge 5.0 and the discounting of such cash flows back to

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES their present value. Although first quarter results were reported in accordance with established accounting practices and the valuation was provided by an independent third party, the Company voluntarily responded to new guidance from the Securities and Exchange Commission by revising the valuation methodology used in determining charges associated with in-process research and development. As a result, the Company reduced the in-process research and development one-time charge in the first quarter from $42.5 million to $39.4 million, and increased the amortization expense of related intangible assets, which is a non-cash charge, over the seven year amortization period.

   The following summary presents selected unaudited pro forma consolidated information for the Company for the years ended December 31, 1998 and 1997, assuming the Solid Edge Acquisition and related financing under the Intercompany Credit Agreement had occurred on January 1, 1997 (in thousands):

                                                                 1998     1997
                                                               -------- --------
      Revenues................................................ $408,349 $349,811
                                                               ======== ========
      Net income.............................................. $ 26,732 $ 11,570
                                                               ======== ========
      Net earnings per share..................................   $ 0.79 $   0.37
                                                               ======== ========

   The pro forma information does not include the write-off of $39.4 million of in-process research and development costs acquired in connection with the Solid Edge Acquisition.

NOTE 3: RELATED PARTY TRANSACTIONS

   The following presents information about the Company's intercompany debt activity for the year ended December 31, 1998 (in thousands):

      Borrowings
        Solid Edge acquisition....................................... $104,993
        Payments for purchases of property and equipment.............   14,539
        Payments for purchases of software and other intangibles.....    3,738
        Purchase of marketable securities............................       51
        Other........................................................     (416)
                                                                      --------
          Total borrowings...........................................  122,905
                                                                      --------
      Payments
        Proceeds from initial public offering........................   65,100
        Cash provided from operations net of cash retained by the
         Company.....................................................   61,288
        Proceeds from sale of marketable securities..................   14,540
        Other........................................................     (450)
                                                                      --------
          Total payments.............................................  140,478
                                                                      --------
      Dividend note and other........................................   72,703
                                                                      --------
      Balance of intercompany note................................... $ 55,130
                                                                      ========

   Prior to January 1, 1998 the Company utilized central cash management systems of EDS to finance its operations. Cash requirements were satisfied either by intercompany transactions between EDS and the Company or by cash from operations. Such intercompany transactions are included in the Stockholders' Equity/Net Investment account in the balance sheets and as net cash advances to affiliates in the statements of cash flows. Those intercompany transactions between EDS and the Company did not bear interest and therefore, no interest

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES charge is reflected in the accompanying statements of income for the years ended December 31, 1997 and 1996. An analysis of the intercompany activity included in the Stockholders' Equity/Net Investment account for the years ended December 31, 1997 and 1996 follows (in thousands):

                                                            1997       1996
                                                          ---------  ---------
      Purchases of inventory from EDS.................... $  44,112  $  59,614
      Allocation of corporate services and employee
       benefits..........................................     9,298     10,945
      Other net payments/transfers to EDS relating to
       normal cash management activity...................  (123,570)  (112,048)
                                                          ---------  ---------
      Net advances to affiliates......................... $ (70,160) $ (41,489)
                                                          =========  =========

   EDS provides services to the Company for management, accounting, human resources, information systems, legal, taxes and other corporate activities. Such corporate expenses amounting to $6.4 million, $6.6 million and $8.6 million have been allocated to the Company during the years ended December 31, 1998, 1997 and 1996, respectively, and are reflected in the accompanying consolidated statements of operations as selling, general and administrative expenses. Costs for 1997 and 1996 were allocated to the Company by multiplying Company revenues by a standard overhead rate. The standard overhead rate was developed through analysis of actual services and related estimated costs provided to the Company on a historical basis. However, the costs of these transactions may differ from those that would result from transactions with unrelated parties. Beginning with January 1, 1998, the Company and EDS began operating under a Management Services Agreement, as described in Note 12.

   EDS has several qualified and non-qualified pension plans (the "Plans") covering substantially all its employees, including employees of the Company. The majority of the Plans are non-contributory. In general, employees become fully vested upon attaining five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. EDS' U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for federal income tax purposes.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years (in millions):

                                                                   Pension
                                                                  Benefits
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
      Reconciliation of benefit obligation
        Obligation at January 1...............................  $2,511  $1,962
        Service cost..........................................     187     136
        Interest cost.........................................     163     160
        Plan amendments.......................................    (440)    --
        Actuarial loss........................................     169     324
        Foreign currency exchange rate changes................      17     (43)
        Benefit payments......................................     (56)    (46)
        Other.................................................      18      18
                                                                ------  ------
        Obligation at December 31.............................  $2,569  $2,511
                                                                ======  ======
      Reconciliation of fair value of plan assets
        Fair value of plan assets at January 1................  $2,377  $1,800
        Actual return on plan assets..........................      75     458
        Foreign currency exchange rate changes................       4     (23)
        Employer contributions................................     145     168
        Benefit payments......................................     (56)    (45)
        Other.................................................      18      19
                                                                ------  ------
        Fair value of plan assets at December 31..............  $2,563  $2,377
                                                                ======  ======
      Funded status
        Funded status at December 31..........................  $   (6) $ (134)
        Unrecognized transition obligation....................      18      17
        Unrecognized prior-service cost.......................    (413)      9
        Unrecognized loss.....................................     439      98
                                                                ------  ------
        Net amount recognized.................................  $   38  $  (10)
                                                                ======  ======

   The following table provides the amounts recognized in EDS' statement of financial position as of December 31, 1998, and 1997 (in millions):

                                                                    Pension
                                                                   Benefits
                                                                  ------------
                                                                  1998   1997
                                                                  -----  -----
      Prepaid benefit cost....................................... $ 226  $ 138
      Accrued benefit liability..................................  (214)  (148)
      Intangible asset...........................................    26    --
                                                                  -----  -----
      Net amount recognized...................................... $  38  $ (10)
                                                                  =====  =====

   EDS has certain pension plans, primarily international plans, with accumulated benefit obligations in excess of plan assets. The accumulated benefit obligations for these plans were $178.5 million and $105.8 million at December 31, 1998 and 1997, respectively. Total plan assets for these plans were $16.0 million and $8.3 million at December 31, 1998 and 1997, respectively.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The following table provides the components of net periodic pension cost (in millions):

                                                              Pension Cost
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
      Service cost......................................... $ 187  $ 136  $ 120
      Interest cost........................................   163    160    122
      Expected return on plan assets.......................  (246)  (182)  (130)
      Amortization of transition obligation................     1      1      1
      Amortization of prior-service cost...................   (27)     1      1
      Amortization of net loss.............................   --       8     10
                                                            -----  -----  -----
      Net periodic benefit cost............................ $  78  $ 124  $ 124
                                                            =====  =====  =====

   The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

   At December 31, 1998 and 1997, the Plans' assets consisted primarily of equity and fixed income securities and U.S. government obligations.

   The weighted average assumptions used in the measurement of EDS' benefit obligation are shown in the following table for the years ended December 31, 1998, 1997, and 1996:

                                                               1998  1997  1996
                                                               ----  ----  ----
      Discount rate........................................... 6.8%   7.3% 8.0%
      Rate of increase in compensation levels................. 5.2%   5.5% 5.4%
      Long-term rate of return on assets...................... 9.9%  10.1% 9.7%

   EDS has a deferred compensation plan which provides a long-term savings program and a stock purchase plan for U.S. employees, including employees of the Company. The deferred compensation plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. EDS amended the deferred compensation plan, effective July 1, 1998, to provide for employer matching contributions in the form of EDS stock. The stock purchase plan enables EDS employees to purchase shares of EDS common stock at 85% of the quoted market price through payroll deductions of up to 10% of their compensation.

   Costs related to these plans are allocated to the Company through an intercompany transaction based on the ratio of total payroll dollars of the Company to total payroll dollars of EDS for the employee groups of the respective plans and are included in selling, general and administrative expenses. During the years ended December 31, 1998, 1997 and 1996, the Company recognized expense of $3.6 million, $2.7 million and $2.4 million, respectively, for such pension coverage.

   Eligible employees of the Company participate in EDS' PerformanceShare Plan which permits the granting of stock-based awards in the form of stock options for up to 20.0 million shares of EDS common stock. In 1997, EDS granted to employees stock options to acquire 14.1 million shares of EDS common stock, of which 0.2 million were issued to Company employees. The options vest after ten years of service, subject to accelerated vesting based on the appreciation in quoted market price of the EDS common stock. The exercise price of $37.375 equals the quoted market price of EDS stock on the date of grant. EDS applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. Therefore, no compensation costs related to this grant are reflected in the historical financial statements of the Company. If

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES compensation cost for the EDS PerformanceShare Plan had been determined in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income for the years ended December 31, 1998 and 1997 would not have been materially different from historical amounts.

   The EDS Incentive Plan (the "Incentive Plan") covers up to 60.0 million shares of EDS common stock, in addition to 17.0 million unvested shares that were outstanding at the date of the split-off of EDS from General Motors Corporation ("GM"). The Incentive Plan permits the granting of stock-based awards in the form of restricted shares, restricted stock units, stock options, or stock appreciation rights to eligible employees, officers, and non-employee directors. During the year ended December 31, 1997, 5.2 million restricted stock units were granted of which 29,500 were granted to Company employees. A restricted stock unit is the right to receive shares. Units granted generally are scheduled to vest over a period of five to ten years. The weighted average fair value of the restricted stock units granted was $42.92. The quoted market price as of the date of grant is charged to operations over the vesting period. The total number of unvested units at December 31, 1998 was 16.1 million of which 26,550 were attributable to Company employees.

NOTE 4: PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1998 and 1997 is summarized as follows (in thousands):

                                                               1998      1997
                                                             --------  --------
      Buildings and facilities.............................  $  7,062  $  3,562
      Computer equipment...................................    46,406    46,499
      Other equipment and furniture........................     6,027     5,048
                                                             --------  --------
          Total cost.......................................    59,495    55,109
      Less accumulated depreciation........................   (33,028)  (35,288)
                                                             --------  --------
          Total............................................  $ 26,467  $ 19,821
                                                             ========  ========

NOTE 5: GOODWILL, SOFTWARE, AND OTHER INTANGIBLES

   Goodwill, software, and other intangibles at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                             1998       1997
                                                           ---------  ---------
      Software...........................................  $ 131,195  $ 133,711
      Goodwill...........................................     60,153        --
      Other intangibles..................................      8,845        605
                                                           ---------  ---------
          Total cost.....................................    200,193    134,316
      Less accumulated amortization......................   (127,750)  (109,359)
                                                           ---------  ---------
          Total..........................................  $  72,443  $  24,957
                                                           =========  =========

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                                                 1998    1997
                                                                ------- -------
      Accounts payable......................................... $ 6,245 $ 6,805
      Accrued foreign value added tax..........................   5,516   5,453
      Accrued compensation.....................................   5,169   6,132
      Accrued expenses.........................................  42,522  23,369
                                                                ------- -------
          Total................................................ $59,452 $41,759
                                                                ======= =======

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 7: INCOME TAXES

   Income taxes related to the Company are allocated as if they were calculated on a separate return basis. The provision for income tax expense is summarized as follows (in thousands):

                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year Ended December 31, 1998
        Current......................... $ 33,098  $ 6,518  $ 5,749  $ 45,365
        Deferred........................  (36,578)  (1,010)  (6,524)  (44,112)
                                         --------  -------  -------  --------
          Total......................... $ (3,480) $ 5,508  $  (775) $  1,253
                                         ========  =======  =======  ========
                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year Ended December 31, 1997
        Current......................... $ 27,692  $ 3,317  $ 3,894  $ 34,903
        Deferred........................  (15,625)  (1,920)  (2,548)  (20,093)
                                         --------  -------  -------  --------
          Total......................... $ 12,067  $ 1,397  $ 1,346  $ 14,810
                                         ========  =======  =======  ========
                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year Ended December 31, 1996
        Current ........................ $ 18,124  $ 2,769  $ 2,450  $ 23,343
        Deferred........................   26,355   (2,447)   4,298    28,206
                                         --------  -------  -------  --------
          Total......................... $ 44,479  $   322  $ 6,748  $ 51,549
                                         ========  =======  =======  ========

   Income before income taxes for the years ended December 31, 1998, 1997, and 1996 included the following components (in thousands):

                                                         1998   1997     1996
                                                        ------ ------- --------
      U.S. income...................................... $1,517 $38,297 $135,115
      Non-U.S. income (loss)...........................  5,974   1,526     (230)
                                                        ------ ------- --------
          Total........................................ $7,491 $39,823 $134,885
                                                        ====== ======= ========

   A reconciliation of income tax expense for the years ended December 31, 1998, 1997, and 1996 using the statutory federal income tax rate of 35.0 percent to the actual income tax expense follows (in thousands):

                                                       1998     1997     1996
                                                      -------  -------  -------
      Statutory federal income tax................... $ 2,622  $13,938  $47,210
      State income tax, net of federal tax benefit...    (504)     875    4,386
      Non-US taxes, net of credit....................     376      863      403
      Research and experimentation credits...........  (2,360)  (1,001)    (549)
      Other..........................................   1,119      135       99
                                                      -------  -------  -------
          Total...................................... $ 1,253  $14,810  $51,549
                                                      =======  =======  =======
      Effective income tax rate......................    16.7%    37.2%    38.2%
                                                      =======  =======  =======

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                 1998                 1997
                                          -------------------- ------------------
                                          Assets   Liabilities Assets Liabilities
                                          -------  ----------- ------ -----------
      Adjustments necessary to convert
       accrued amounts to a tax basis.... $ 5,966    $6,283    $3,120   $19,468
      Accumulated
       depreciation/amortization.........  11,862       --        --      9,386
      Allowance for doubtful accounts....     338       --        338       --
      Other..............................   5,167     2,793       --      3,487
                                          -------    ------    ------   -------
        Subtotal.........................  23,333     9,076     3,458    32,341
        Less valuation allowance.........    (879)      --        --        --
                                          -------    ------    ------   -------
          Total.......................... $22,454    $9,076    $3,458   $32,341
                                          =======    ======    ======   =======

   Tax benefits of operating losses and tax credit carryforwards totaling $0.6 million, $1.9 million and $2.4 million for the years ended December 31, 1998, 1997 and 1996 generated by the Company in foreign jurisdictions are utilized by EDS to offset non-Company taxable income in such jurisdictions. Prior to 1998 these benefits were recognized by the Company as a reduction in Stockholder's Net Investment.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The Company has recorded a valuation allowance for the tax benefit of certain foreign net operating loss carryforwards because realization of the future benefits is not sufficiently assured at December 31, 1998.

   The amount and expiration dates of operating loss and tax credit carryforwards are as follows (in thousands):

                                                                  Operating Loss
                                                                  And Tax Credit
                                                                  Carryforwards
                                                                  --------------
      Three Years................................................     $  226
      Five Years.................................................      2,438
      Seven Years................................................        342
      Ten Years..................................................         94
                                                                      ------
          Total operating loss carryforwards.....................     $3,100
                                                                      ======

NOTE 8: THE 1998 INCENTIVE PLAN

   Under the Unigraphics Solutions Inc. 1998 Incentive Plan (the "1998 Incentive Plan") awards ("Awards") may be made to key employees and non-employee Directors. Awards to employees under the 1998 Incentive
Plan ("Employee Awards") may be made in the form of grants of stock options ("Options"), stock appreciation rights ("SARs"), restricted or non-restricted stock or units denominated in stock ("Stock Awards"), cash awards ("Cash Awards"), performance awards ("Performance Awards") or any combination of the foregoing. Awards to non-employee Directors under the 1998 Incentive Plan ("Director Awards") will be in the form of grants of Options.

   The 1998 Incentive Plan provides for Awards to be made in respect of a maximum of 1,300,000 shares of Class A Common Stock, of which 100,000 shares are reserved for Director Awards and the remainder are

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES available for Employee Awards. No participant under the 1998 Incentive Plan may be granted in any 12 month period Options for more than 200,000 shares of Class A Common Stock, Stock Awards for more than 100,000 shares of Class A Common Stock or Cash Awards in excess of $2.0 million. Shares of Class A Common Stock which are the subject of Awards that are (i) forfeited or terminated, (ii) expire unexercised, (iii) are settled in cash in lieu of Class A Common Stock, or (iv) are settled in a manner such that all or some of the shares covered thereby are not issued or are exchanged for Awards that do not involve Class A Common Stock, will immediately become available for Awards under the 1998 Incentive Plan. In 1998, the Company granted to employees and non-employee Directors stock options to acquire 710,000 and 9,000 shares of Class A Common Stock, respectively. Options granted during 1998 remained outstanding at December 31, 1998. The weighted average exercise price of the shares granted during 1998 and outstanding at December 31, 1998 is $14.00.

   There was no compensation cost charged against income in connection with the 1998 Incentive Plan for the year ended December 31, 1998. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. If compensation cost for the 1998 Incentive Plan had been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts of $5.8 million and $.17, respectively, as compared to reported amounts of net income and basic and diluted earnings per share of $6.2 million and $.18, respectively.

   The pro forma disclosures include the amortization of the fair value of options granted and vested in 1998. The pro forma effect of applying SFAS No. 123 is not necessarily indicative of the effect on pro forma disclosures in future years. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option pricing model, assuming an expected life of five years, risk-free interest rates of 5.5%, a 0% dividend yield, and volatility of 50%.

NOTE 9: EARNINGS PER SHARE

   A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share is as follows for the years ended December 31, 1998, 1997 and 1996:

                                                   1998       1997       1996
                                                ---------- ---------- ----------
      Basic and Diluted Earnings Per Share:
      Shares outstanding--beginning of period
       (see Note 12)..........................  31,265,000 31,265,000 31,265,000
      Weighted average number of common shares
       issued.................................   2,706,044        --         --
                                                ---------- ---------- ----------
      Weighted average number of common shares
       outstanding--end of period.............  33,971,044 31,265,000 31,265,000
                                                ========== ========== ==========
      Net income (in thousands)...............  $    6,238 $   25,013 $   83,336
                                                ========== ========== ==========
      Basic and diluted earnings per common
       share..................................  $     0.18 $     0.80 $     2.67
                                                ========== ========== ==========

NOTE 10: SEGMENT INFORMATION

Industry Segments

   The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company's business involves operations in principally one industry segment: providing mechanical design automation software and related services to manufacturers for the design, engineering analysis, testing and manufacturing of mechanical products.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

Geographic Segments

   The Company uses operating income, exclusive of software amortization costs and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                    1998                        1997                        1996
                         --------------------------- --------------------------- ---------------------------
                                  Operating  Total            Operating  Total            Operating  Total
                         Revenue  Income(1)  Assets  Revenue  Income(1)  Assets  Revenue  Income(1)  Assets
                         -------- --------- -------- -------- --------- -------- -------- --------- --------
Americas................ $202,052  $31,257  $131,034 $158,355  $32,241  $117,261 $262,440 $126,467  $170,457
Europe..................  155,110   20,259    97,759  114,422   14,093    34,258  117,172   15,121    40,149
Asia Pacific............   46,409    7,371    28,860   41,816    3,151    15,271   34,597    7,999    20,600
                         --------  -------  -------- --------  -------  -------- -------- --------  --------
   Total................ $403,571  $58,887  $257,653 $314,593  $49,485  $166,790 $414,209 $149,587  $231,206
                         ========  =======  ======== ========  =======  ======== ======== ========  ========

--------
(1) All corporate selling, general, and administrative expenses are included in the Americas.

   A reconciliation of operating income/(loss) for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                                   1998      1997      1996
                                                 --------  --------  --------
      Total operating income for reportable
       segments................................. $ 58,887  $ 49,485  $149,587
      Unallocated software amortization costs...  (21,992)  (14,754)  (14,808)
      Unallocated in-process R&D costs..........  (39,440)      --        --
                                                 --------  --------  --------
      Operating income/(loss)................... $ (2,545) $ 34,731  $134,779
                                                 ========  ========  ========

   The following is a summary of depreciation included in the calculation of operating income/(loss) above (in thousands):

                                                             1998   1997   1996
                                                            ------ ------ ------
      Americas............................................. $4,626 $4,602 $4,991
      Europe...............................................  2,458  1,777  2,075
      Asia Pacific.........................................  1,201  1,001  1,049
                                                            ------ ------ ------
          Total............................................ $8,285 $7,380 $8,115
                                                            ====== ====== ======

   There are no intercompany sales between geographic areas. All sales are from external customers.

NOTE 11: COMMITMENTS AND CONTINGENCIES

   The Company is not a party to any litigation other than ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate liability, if any, resulting from the aforementioned contingencies will not have a material adverse effect on the Company's consolidated results of operations or financial position.

   Commitments for rental payments for each of the next five years ending December 31 and thereafter under noncancelable operating leases for facilities are as follows (in millions):

             1999............................... $13.9
             2000............................... $10.6
             2001............................... $ 8.5
             2002............................... $ 5.6
             2003............................... $ 4.0
             Thereafter......................... $11.6

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 12: REORGANIZATION AND AFFILIATE AGREEMENTS

   The following transactions were consummated in connection with the
Reorganization:

   Intercompany Indebtedness. In addition to the $105.0 million borrowed under the Intercompany Credit Agreement in connection with the Solid Edge Acquisition, effective March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73.0 million. The Intercompany Note is payable on March 6, 2001 and bears interest, payable semiannually, at a rate equal to the London Interbank Bid Rate ("LIBID") minus 0.5%. A portion of the amounts advanced to the Company under the Intercompany Credit Agreement in respect of the Solid Edge Acquisition was repaid to EDS. The Intercompany Credit Agreement restricts the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreement.

   Capital Stock. At March 31, 1998, the Company had authorized 1,000 shares of common stock, all of which were issued and outstanding. On May 22, 1998, the Company filed a restated articles of incorporation with the state of Delaware which authorized the issuance of 168,735,000 shares of Class A common stock, 31,265,000 shares of Class B common stock and 20,000,000 shares of preferred stock. As a result, 1,000 shares of common stock, representing all outstanding shares of common stock of the Company, were converted into 31,265,000 shares of Class B common stock on May 21, 1998. The holders of Class A common stock and Class B common stock of the Company generally have identical voting rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. Holders of Class A common stock and Class B common stock share in an equal amount per share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock of the Company.

   Neither class of common stock is subject to redemption or has preemptive rights to purchase additional shares of common stock. Preferred stock of the Company can be issued in series with varying preferences and conversion features as determined by the Board of Directors.

   Cash and Cash Equivalents. Effective with the Reorganization, the Company began maintaining separate cash and investment accounts from EDS. Transactions with EDS no longer result in immediate charges and credits to the Company's cash and cash equivalents, but are settled through intercompany billings. EDS manages the Company's cash management system under the Management Services Agreement discussed below.

   Management Services Agreement. The Company and EDS are parties to the Management Services Agreement, effective as of January 1, 1998 (the "Management Services Agreement") pursuant to which EDS performs various management services for the Company including treasury, risk management, tax, and similar administrative services, that EDS has historically provided to the Company. Amounts charged to the Company under this agreement approximate EDS' cost of providing the services plus a fixed fee equal to 0.5% of the Company's total revenues. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which services the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service on or after January 1, 2000 with prior notice of not less than five months.

   Tax Sharing Agreement. The Company and EDS have entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for the allocation of tax liabilities during the tax periods the Company is part of consolidated federal, state and local income tax returns filed by EDS. In addition, the Tax Sharing Agreement sets out certain benefits and obligations of the Company and EDS for tax matters relating to periods

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES before the Reorganization and for certain benefits and obligations that would affect the Company or EDS in the future if the Company ceased to be a member of EDS' consolidated group for federal income tax purposes. The Tax Sharing Agreement generally requires the Company to pay EDS the amount of federal, state and local income taxes that the Company would have been required to pay had the Company and its subsidiaries filed their own tax return or returns and not been included in the EDS consolidated group. The Company is jointly and severally liable for the federal income tax of EDS and the other companies included in the consolidated return for all periods in which the Company is included in the EDS consolidated group. EDS has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return.

   Except for certain items specified in the Tax Sharing Agreement, EDS generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes, attributable to periods before the Reorganization.

   Credit Agreements. In order to allow EDS to manage efficiently the cash and cash needs of its subsidiaries, the Company and EDS (or EDS Subsidiary or EDS Finance plc, as the case may be) are parties to the Intercompany Credit Agreements, pursuant to which the Company is required to borrow from EDS, and EDS is required to lend to the Company, any amount required by the Company to fund its daily cash requirements. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreements (together with the other non-U.S. credit agreements referred to below) is $70.0 million. Also, under the Intercompany Credit Agreements, the Company is required to lend to EDS all excess cash of the Company. The interest rate to be charged to the Company is the sum of the one-month London Interbank Offered Rate plus 0.5%. The interest rate to be charged to EDS is the one-month LIBID minus 0.5%. On any business day that the Company has excess cash available, it must use that cash to repay any outstanding loans it has under the Intercompany Credit Agreements or make an advance to EDS if no loans are outstanding. The Intercompany Credit Agreements will terminate on December 31, 2002, unless earlier terminated at the election of one of the parties upon the occurrence of certain events, including the termination of the Management Services Agreement or the cessation of EDS' beneficial ownership of 50% or more of the capital stock of the Company.

   GM Subcontract. In connection with the Reorganization, EDS and the Company entered into a Memorandum of Understanding, effective January 1, 1998 (the "GM Subcontract"), pursuant to which the Company receives all revenues and performs EDS' obligations under the EDS/GM Site License Agreement and agrees to cooperate with EDS in providing additional products and services to GM under the EDS/GM Master Service Agreement. The GM Subcontract further provides that the Company may provide directly to GM products and services that are outside of the scope of the EDS/GM Master Service Agreement.

   Other Agreements. In addition to the agreements set forth above, the Company and EDS are parties to a Registration Rights Agreement. The Company and EDS are also parties to various subleases pursuant to which the Company subleases from EDS the real property occupied by the Company prior to the Reorganization. The terms of these sublease agreements incorporate the financial and other material terms of EDS' lease agreements for the subject properties. The Company also has, or expects to enter into, other agreements with EDS or other EDS affiliates, pursuant to which the Company does not expect to receive or pay material amounts.

   Pension Benefits. The Company and EDS have entered into an agreement which permits the employees of the Company to continue to participate in the benefit plans and programs sponsored by EDS until the Company establishes separate plans and programs for employees.

   1998 Incentive Plan. The Board of Directors adopted, and EDS, as the Company's sole stockholder, prior to the consummation of the initial public offering, approved, effective with the consummation of the initial public offering, the 1998 Incentive Plan which is described in Note 8.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 13: EARLY ADOPTION OF STATEMENT OF POSITION (SOP) 98-1

   In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. During the third quarter, the Company adopted the provisions of this SOP effective January 1, 1998. The impact on previously reported 1998 quarterly financial statements is immaterial. There were no costs associated with the development or purchase of internal-use software in prior years. As of December 31, 1998, the capitalized costs were $3.4 million. All other related costs of implementing the Company's computer systems are expensed as incurred.

NOTE 14: CONCENTRATIONS OF CREDIT RISK

   Effective July 1, 1996, the Company's parent, EDS, entered into a corporate software license agreement with GM which provided for the delivery of various software products as well as the provision of maintenance services for an initial term of three years. The Company has agreed to perform EDS' obligation to provide products and services under such agreement pursuant to a Memorandum of Understanding executed in connection with the Reorganization.

   During the years ended December 31, 1998, 1997 and 1996, the portion of Company revenues attributable to GM was 9%, 6%, and 34%, respectively. Other than GM, no single customer accounted for more than 10% of the Company's revenues in 1998, 1997 or 1996. Accounts receivable from GM, including amounts unbilled, accounted for 17% and 48% of total accounts receivable in 1998 and 1997, respectively.

   Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers constituting the Company's customer base and their dispersion across different industries and geographic areas. Accounts receivable are shown net of allowances of $5.9 million and $4.7 million as of December 31, 1998 and 1997, respectively.

NOTE 15: SUPPLEMENTARY FINANCIAL INFORMATION

   The following summarizes supplemental financial information for the years ended December 31, 1998, 1997, and 1996 (in thousands):

                                                        1998     1997    1996
                                                       -------  ------- -------
      Depreciation of property and equipment.......... $ 8,285  $ 7,380 $ 8,115
      Amortization....................................  23,269   14,754  14,808
                                                       -------  ------- -------
          Total depreciation and amortization......... $31,554  $22,134 $22,923
                                                       =======  ======= =======
      Interest and other income....................... $14,518  $ 5,092 $   106
      Interest expense................................  (4,482)     --      --
                                                       -------  ------- -------
          Total other income.......................... $10,036  $ 5,092 $   106
                                                       =======  ======= =======
      Cash paid for:
        Income taxes, net of refunds.................. $ 2,137      --      --
        Interest...................................... $ 4,482      --      --

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

   Amounts in the following tables are in thousands.

                                           Year Ended December 31, 1998
                                  ----------------------------------------------
                                     First     Second   Third   Fourth
                                  Quarter (1) Quarter  Quarter Quarter    Year
                                  ----------- -------- ------- -------- --------
      Total revenue.............   $ 86,528   $101,901 $97,132 $118,010 $403,571
      Gross profit..............     50,023     57,820  59,779   72,024  239,646
      Selling, general and
       administrative...........     27,229     34,885  35,564   40,496  139,174
      Research and development..     14,288     15,563  16,747   16,979   63,577
      In-process research and
       development..............     39,440        --      --       --    39,440
      Income before income
       taxes....................    (21,241)     5,379   7,350   16,003    7,491
      Net income (loss).........    (12,152)     3,443   4,705   10,242    6,238
      Basic and diluted earnings
       per share of common
       stock....................      (0.39)      0.11    0.13     0.28     0.18

--------
(1) Restated for the change to the in-process research and development write-off from $42,468 to $39,440. The restatement resulted in a reduction of net loss and basic and diluted loss per share by $1.9 million and $0.06, respectively.

                                             Year Ended December 31, 1997
                                       ----------------------------------------
                                        First  Second   Third  Fourth
                                       Quarter Quarter Quarter Quarter   Year
                                       ------- ------- ------- ------- --------
      Total revenue................... $69,127 $81,272 $76,356 $87,838 $314,593
      Gross profit....................  40,520  50,322  40,938  53,689  185,469
      Selling, general and
       administrative.................  22,934  26,398  24,660  28,767  102,759
      Research and development........  10,945  11,505  12,105  13,424   47,979
      Income before income taxes......   6,652  12,422   7,968  12,781   39,823
      Net income......................   4,179   7,803   5,004   8,027   25,013
      Basic and diluted earnings per
       share of common stock..........    0.13    0.25    0.16    0.26     0.80

                           UNIGRAPHICS SOLUTIONS INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   Additions  Additions
                        Balance at charged to charged to            Balance at
                        beginning  costs and    other                  end
                         of year    expenses   accounts  Deductions  of year
                        ---------- ---------- ---------- ---------- ----------
For the year ended
 December 31, 1998
  Allowance for
   doubtful accounts...   $4,721     1,295        --         146      $5,870
                          ------     -----       ----      -----      ------
    Total valuation and
     qualifying
     accounts..........   $4,721     1,295        --         146      $5,870
                          ======     =====       ====      =====      ======
For the year ended
 December 31, 1997
  Allowance for
   doubtful accounts...   $4,907     2,425        --       2,611      $4,721
                          ------     -----       ----      -----      ------
    Total valuation and
     qualifying
     accounts..........   $4,907     2,425        --       2,611      $4,721
                          ======     =====       ====      =====      ======
For the year ended
 December 31, 1996
  Allowance for
   doubtful accounts...   $5,181     1,251        --       1,525      $4,907
                          ------     -----       ----      -----      ------
    Total valuation and
     qualifying
     accounts..........   $5,181     1,251        --       1,525      $4,907
                          ======     =====       ====      =====      ======