Form 10-Q
period 1999-03-31
UNIGRAPHICS SOLUTIONS INC
filed 1999-05-14
CIK 1055246

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       March 31, 1999
                                            --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                      Commission file number     1-14155
                                                 -------


                          Unigraphics Solutions Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   75-2728894
           --------                                   ----------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)


           13736 Riverport Drive, Maryland Heights, Missouri  63043
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 344-5900
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                               ---     ---

     As of May 10, 1999, there were outstanding 5,000,000 shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

================================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I -- Financial Information (Unaudited)
   Item 1. Financial Statements
           Consolidated Statements of Operations.......................   3
           Consolidated Balance Sheets.................................   4
           Consolidated Statements of Cash Flows.......................   5
           Notes to Consolidated Financial Statements..................   6
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   8
   Item 3. Quantitative and Qualitative Disclosures About Market Risks.  15
Part II -- Other Information
   Item 6. Exhibits and Reports on Form 8-K............................  16
Signatures.............................................................  17

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARES AMOUNTS)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                      1999          1998
                                                    --------      --------
     Revenue:
       Software                                    $    40,588   $    31,560
       Services                                         52,774        37,885
       Hardware                                         12,444        17,083
                                                   -----------   -----------
         Total revenue                                 105,806        86,528
                                                   -----------   -----------
     Cost of revenue:
       Software:
         Amortization                                    6,140         4,596
         Royalties, distribution and other               5,029         3,277
       Services                                         20,592        14,726
       Hardware                                          9,798        13,906
                                                   -----------   -----------
         Total cost of revenue                          41,559        36,505
                                                   -----------   -----------
     Gross profit                                       64,247        50,023
                                                   -----------   -----------

     Operating expenses:
       Selling, general and administrative              35,261        27,229
       Research and development                         16,905        14,288
       In-process research and development                   -        39,440
                                                   -----------   -----------
         Total operating expenses                       52,166        80,957
                                                   -----------   -----------
     Operating income (loss)                            12,081       (30,934)
     Other income, net                                   2,218         9,692
                                                   -----------   -----------
     Income (loss) before income taxes                  14,299       (21,242)
     Provision for income taxes                          5,147        (9,091)
                                                   -----------   -----------
     Net income (loss)                             $     9,152   $   (12,151)
                                                   ===========   ===========

     Earnings (loss) per share:
       Basic and diluted                           $      0.25   $     (0.39)
                                                   ===========   ===========

     Weighted average number of
     common shares outstanding:
       Basic                                        36,265,000    31,265,000
                                                   ===========   ===========
       Diluted                                      36,340,077    31,265,000
                                                   ===========   ===========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share and shares amounts)


                                                            MARCH 31,      DECEMBER 31
                                                               1999           1998
                                                            --------       -----------
ASSETS
Current assets
  Cash and cash equivalents                               $   28,372       $   20,740
  Marketable securities                                        5,266            8,092
  Accounts receivable, net                                   105,111          107,379
  Prepaids and other                                          12,275            6,383
                                                          ----------       ----------
   Total current assets                                      151,024          142,594
                                                          ----------       ----------

Property and equipment, net                                   29,549           26,467
                                                          ----------       ----------

Operating and other assets

  Software, goodwill, and other intangibles, net              66,692           72,443
  Deferred income taxes                                       16,282           16,149
                                                          ----------       ----------
   Total operating and other assets                           82,974           88,592
                                                          ----------       ----------

Total assets                                              $  263,547       $  257,653
                                                          ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities                $   65,333       $   59,452
  Deferred revenue                                            15,052           12,022
  Income taxes payable                                        50,957           39,098
  Deferred income taxes                                            -            2,771
                                                          ----------       ----------
   Total current liabilities                                 131,342          113,343
                                                          ----------       ----------

Intercompany note                                             37,178           55,130

Stockholders' equity
  Preferred stock, $.01 par value; authorized
   20,000,000 shares, none issued                                  -                -
  Class A common stock, $.01 par value; 168,735,000
   shares authorized; 5,000,000 shares issued and                 50               50
   outstanding at March 31, 1999
  Class B common stock, $.01 par value; 31,265,000
   shares authorized; 31,265,000 shares issued and
   outstanding at March 31, 1999                                 313              313
  Additional paid-in capital                                 148,676          148,676
  Retained earnings (deficit)                                (57,610)         (66,762)
  Accumulated other comprehensive income                       3,598            6,903
                                                          ----------       ----------
   Total stockholders' equity                                 95,027           89,180
                                                          ----------       ----------
Total liabilities and stockholders' equity                $  263,547       $  257,653
                                                          ==========       ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -----------------------
                                                                         1999         1998
                                                                      --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 29,459      $  29,103

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of marketable securities                             2,099         10,145
 Payments related to Solid Edge acquisition                                  -       (104,993)
 Payments for purchases of property and equipment                       (5,065)        (1,613)
 Payments for purchases of software and other intangibles                 (867)          (840)
 Payments for purchases of marketable securities                             -            (51)
                                                                      --------      ---------
  Net cash used in investing activities                                 (3,833)       (97,352)
                                                                      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under Intercompany credit agreement                          5,536        107,691
 Payments on Intercompany credit agreement                             (23,556)       (24,636)
                                                                      --------      ---------
  Net cash provided by (used in) financing activities                  (18,020)        83,055
                                                                      --------      ---------
Effect of exchange rate changes on cash and cash equivalents                27           (193)
                                                                      --------      ---------
Net increase in cash and cash equivalents                                7,633         14,613
Cash and cash equivalents at beginning of period                        20,740             11
                                                                      --------      ---------
Cash and cash equivalents at end of period                            $ 28,373      $  14,624
                                                                      ========      =========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements of Unigraphics Solutions Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2. Earnings Per Share

        The Company presents both basic and diluted earnings per share. Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share. Following is the calculation for both basic and diluted earnings per share:


                                        Three months ended
                                             March 31,
                                       ---------------------
                                         1999         1998
                                       --------    ---------
(in thousands, except per share data)
Net income (loss)                       $  9,152    $ (12,151)

Weighted-average shares outstanding       36,265       31,265
Diluted effect of employee and
 director stock options                       75            -
                                        --------    ---------

Diluted shares outstanding                36,340       31,265
                                        ========    =========

Basic and Diluted earnings (loss)
 per share                              $   0.25        (0.39)

Note 3. Comprehensive Income/(Loss)

        Comprehensive income/(loss) for the three months ended March 31, 1999 and 1998 was $5.8 million and $(7.3) million, respectively. The difference between comprehensive income and net income for the three months ended March 31, 1999 related to foreign currency translation adjustments and unrealized holding gains on certain of the Company's investments. The difference between comprehensive loss and net loss for the three months ended March 31, 1998 was related to unrealized holding gains on certain of the Company's investment in marketable securities.

Note 4. Segment Information

Industry Segments


     The Company's business involves operations in principally one industry segment: providing mechanical design automation software and related services to manufacturers for the design, engineering analysis, testing and manufacturing of mechanical products.

Geographic Segments

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months ended March 31, 1999 and 1998 (in thousands):


              Three Months Ended   March 31,  Three Months Ended  December 31,
                March 31, 1999       1999       March 31, 1999       1998
              -------------------  ---------  ------------------  ------------
                        Operating    Total             Operating      Total
              Revenues    Income    Assets    Revenues  Income       Assets
              --------  --------    -------   -------- ---------    -------
Americas        55,864    14,438    172,210     47,529     9,342    162,647
Europe          39,790     4,910     70,574     29,926     2,673     74,449
Asia Pacific    10,152    (1,127)    20,763      9,073     1,087     20,557
              --------  --------    -------   --------  --------    -------
   Total       105,806    18,221    263,547     86,528    13,102    257,653
              --------  --------    -------   --------  --------    -------

    Reconciliation of operating income/(loss) for the three months ended March 31, 1999 and 1998 follows (in thousands):


                                                       1999        1998
                                                     -------      -------
Total operating income for reportable segments        18,221       13,102
Unallocated software amortization costs               (6,140)      (4,596)
Unallocated in-process R&D costs                           -      (39,440)
                                                     -------      -------
Operating income/(loss)                               12,081      (30,934)
                                                     -------      -------

    There are no intercompany sales between geographic areas. All sales are from external customers.

Note 5. Depreciation and Amortization

    Property and equipment is stated net of accumulated depreciation of $30.7 million and $33.0 at March 31, 1999 and December 31, 1998, respectively. Additionally, software, goodwill and other intangibles are stated net of accumulated amortization of $133.9 million and $127.8 million at March 31, 1999 and December 31, 1998, respectively. Depreciation and amortization expense for the three months ended March 31, 1999 and 1998 was $8.2 million and $6.4 million, respectively.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company provides scalable, integrated, enterprise-level mechanical computer-aided design solutions that are used for virtual product development principally in the automotive and transportation, aerospace, consumer products, equipment and machinery, and electronics industries. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       The Company generates revenue primarily from the licensing of mechanical CAD/CAM/CAE and product data management (collectively "MCAD") software products, and the provision of software consulting, support services and computer equipment to users of the Company's products. The Company operates business units in the United States and in 29 other countries. The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

       Pursuant to a reorganization consummated as of January 1, 1998 (the "Reorganization"), the Company became the successor to the MCAD business of Electronic Data Systems Corporation, a Delaware corporation ("EDS"), which business was formerly operated within several business units of EDS. The Company's historical financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of EDS prior to the Reorganization and may not be indicative of actual results of operations and financial position of the Company subsequent to the Reorganization.

       In 1996 EDS and GM signed the Unigraphics Software Corporate License Agreement (the "EDS/GM Site License" or "Site License") for Unigraphics software and related services. The Site License is a three-year arrangement that consists of three elements: (1) a perpetual license of the Unigraphics software for up to 10,000 seats; (2) maintenance for the installed software; and (3) a specified upgrade to be delivered by a non-Unigraphics business unit of EDS on a when-and-if available basis. The contract did not require any significant modification or customization of the software. The contract price was approximately $178 million, of which approximately $110.3 million was attributed to the software license element, approximately $64.3 million was attributable to maintenance support and approximately $3.7 million was attributed to the specified upgrade. Revenue related to the specified upgrade was not recorded by the Company since such upgrade was delivered to the customer by a non-Unigraphics business unit of EDS. The license fee is payable over three years in monthly installments of approximately $3.1 million. Maintenance revenue is recognized over the term of the agreement based generally on the deployment schedule. The Company recognized Site License software license revenue of approximately $110.3 million in 1996.

       Prior to the Site License, GM received software and maintenance services on a monthly basis pursuant to a term lease agreement which was cancelable upon notice. In connection with the Reorganization, EDS and the Company entered into the GM Subcontract pursuant to which the Company receives the revenue and performs substantially all of EDS' obligations under the Site License subsequent to the Reorganization. Although less than 10% of the Company's 1998 revenues were attributable to the products and services provided to GM under the Site License and other agreements, receivables of $11.3 million, or approximately 11% of the Company's accounts receivable balance at March 31, 1999 were related to products and services provided to GM. The extended payment terms of this arrangement have not had a material effect on the Company's liquidity since any costs incurred to support the arrangement are adequately funded by maintenance support billings and related revenue. If the EDS/GM Master Service Agreement were to be terminated, or if the Company (as a subcontractor to EDS or otherwise) and GM do not to enter into a successor agreement to the Site License upon expiration of that agreement in June 1999, the Company's financial condition and results of operations would be materially adversely affected.

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

       Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS entered into in connection with the Reorganization (the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Since the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility is $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73 million (the "Intercompany Note"). As of March 31, 1999 approximately $37.2 million remains payable under the Intercompany Note. See "Liquidity and Capital Resources" for further discussion.

       On June 23, 1998, the Company completed the initial public offering of 5,000,000 shares of Class A Common Stock, $.01 par value per share, of the Company. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement.

Solid Edge Acquisition

       On March 2, 1998, the Company completed the Solid Edge Acquisition for a purchase price of $105 million (excluding approximately $2 million of acquisition costs). The Company borrowed $105 million from EDS pursuant to the Intercompany Credit Agreement. The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets will be amortized on a straight-line basis over the remaining estimated useful lives of the assets. Costs allocated to in-process research and development in the amount of $39.4 million were expensed in the three month period ended March 31, 1998. The excess of purchase price over fair value of identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over its useful life of seven years. The Company has allocated the purchase price as follows: $3.4 million to software; $4.0 million to acquired workforce; $39.4 million to in-process research and development costs; and $60.2 million to goodwill. As a result of the write-off of in-process research and development costs and additional amortization expense resulting from the Solid Edge Acquisition, net income in 1998 was significantly less than in prior years.

       Financial performance for the Solid Edge product since the acquisition has been consistent with the projections utilized in the allocation of the purchase price for the Solid Edge Acquisition.

Forward-looking Statements

       All statements other than historical statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, future income gains to be realized from the exercise of warrants and subsequent sale of related marketable securities, the Company's effective tax rate for the remainder of calendar year 1999, the Company's Year 2000 exposure, the Company's exposure resulting from the introduction in 1999 of a new currency (the "euro") in certain European countries, and the sufficiency of liquidity and capital resources over the next twelve months. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts; the cost of attracting and retaining highly skilled personnel; the ability of the Company to successfully integrate its operations into a single, effective and efficient entity; and the significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Annual Report on Form 10-K beginning on page 21.

       The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

       Revenues. Revenues were $105.8 million during the three months ended March 31, 1999, an increase of $19.3 million from $86.5 million for the corresponding period in 1998.

       Software revenues increased $9.0 million, or 29%, to $40.6 million for the three month period ended March 31, 1999, from $31.6 million for the corresponding period in 1998. The increase resulted from strong sales performance in Europe and the Americas and the addition of the Solid Edge/EMS product line.

       Services revenues increased $14.9 million, or 39%, to $52.8 million for the three month period ended March 31, 1999, from $37.9 million for the corresponding period in 1998. The increase resulted from software maintenance growth in all geographic areas, particularly Europe and Asia Pacific, and professional services growth in the Americas and Europe.

       As anticipated, hardware revenues decreased $4.6 million, or 27%, to $12.4 million for the three month period ended March 31, 1999, from $17.0 million for the corresponding period in 1998. The Americas and Europe experienced decreases while Asia Pacific was flat. The Company expects hardware revenues to continue to decline and to become a smaller portion of its business.

       Revenues from international operations represented 51% and 48% of total revenues for the three months ended March 31, 1999 and 1998, respectively. Strong Europe growth resulted in the increase in the international percentage.

       Gross Profit. Gross profit was $64.2 million during the three months ended March 31, 1999, an increase of $14.2 million from $50.0 million for the corresponding period in 1998. Gross profit margin was 61% and 58% for the three months ended March 31, 1999 and 1998, respectively.

       Gross profit on software revenues increased $5.7 million, or 24%, to $29.4 million for the three month period ended March 31, 1999, from $23.7 million for the corresponding period in 1998. The increases resulted primarily from strong revenue growth that more than offset the additional amortization of goodwill and software intangibles arising from the acquisition of the Solid Edge product line.

       Gross profit on services revenues increased $9.0 million, or 39%, to $32.2 million for the three month period ended March 31, 1999, from $23.2 million for the corresponding period in 1998. The increases resulted primarily from higher software maintenance revenues.

       Gross profit on hardware revenues decreased $0.5 million, or 17%, to $2.6 million for the three month period ended March 31, 1999, from $3.1 million for the corresponding period in 1998. This is a continuation of the trends of lower finders fees, a change in the mix of hardware sales to lower margin computers and lower overall volume resulting from reduced emphasis on selling hardware.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.2 million during the three months ended March 31, 1999, an increase of $8.0 million from $27.2 million for the corresponding period in 1998. Selling, general and administrative expenses represented 33% and 31% of total revenues for the three months ended March 31, 1999 and 1998, respectively. Selling costs comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. Higher selling, general and administrative expenses resulted from, among other factors, increased selling costs associated with the addition of the Solid Edge product line, implementation of the new enterprise software systems, and expenses associated with being a public company.

       Research and Development Costs. Research and development costs were $16.9 million for the three months ended March 31, 1999, an increase of $2.6 million from $14.3 million for the same period in 1998. Research and development costs as a percentage of total revenues were 16% and 17% for the three months ended March 31, 1999 and 1998, respectively. The increase in research and development costs resulted principally from the Solid Edge Acquisition and support of initiatives related to the Company's IMAN and ProductVision software products.

       In-Process Research and Development Costs. In-process research and development for the three months ended March 31, 1998 includes the write off of in-process research and development costs of $39.4 million associated with the acquisition of the Solid Edge product line in the first quarter of 1998.

       Operating Income (Loss). Operating income (loss) was $12.1 million and $(30.9) million for the three months ended March 31, 1999 and 1998, respectively.

       Other Income, Net. Other income, net was $2.2 million and $9.7 million for the three months ended March 31, 1999 and 1998, respectively. The decrease resulted from differences in the amount of gain realized from the sale of marketable equity securities in each of the respective quarters. These securities were obtained through the exercise of warrants in the quarter ended March 31, 1998. The warrants were received in exchange for reduced royalty fees from a private software company that was acquired by a public company in 1998. The Company anticipates that additional gains on similar transactions will continue to be reflected in its results of operations in the second quarter 1999. The amount of such gains will depend on existing market conditions at the time of sale. Interest expense associated with the intercompany loan was $0.4 million for the three months ended March 31, 1999.

       Provision for Income Taxes. The provision for income taxes was $5.1 million and $(9.1) million for the three months ended March 31, 1999 and 1998, respectively. The Company's effective tax rate was 36.0% and 42.8% for the three months ended March 31, 1999 and 1998, respectively. The Company's effective tax rate was higher than normal in the first quarter of 1998 as a result of the write-off of in-process research and development costs discussed above.

       Net Income (Loss). Net income (loss) for the three months ended March 31, 1999, was $9.2 million compared to $(12.2) million for the corresponding quarter in 1998. Basic and diluted earnings (loss) per share of common stock was $0.25 and $(0.39) for the three months ended March 31, 1999 and 1998, respectively.

       Segment Information. In the aggregate, revenues for the geographic areas were higher in the three months ended March 31, 1999 compared with the three months ended March 31, 1998. Operating income increased in Americas and Europe but fell in Asia Pacific in the three months ended March 31, 1999 as compared with the three months ended March 31, 1998.

       Inflation. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

       Recent Accounting Pronouncements. In June 1998, Statement of financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements beginning after June 15, 1999, although early adoption is allowed. The Company will adopt this statement on January 1, 2000. The financial impact of adopting this statement has not been determined.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's central cash management function is performed by EDS. The Company has Intercompany Credit Agreements with EDS under which there were no amounts outstanding at March 31, 1999. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreements is $70 million. Amounts outstanding under the Intercompany Credit Agreements bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. The Intercompany Credit Agreements restrict the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreements. The Intercompany Credit Agreements terminate on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and require that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%.

       The Company also has outstanding an Intercompany Note in the principal amount of $37.2 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

       The Company's net cash provided by operations for the three months ended March 31, 1999 increased $0.4 million to $29.5 million from $29.1 million in the comparable period in the prior year. The Company's net cash used in investing activities for the three months ended March 31, 1999 decreased $93.5 million to $3.8 million from $97.3 million in the same prior year period. The decrease resulted primarily from cash payments made in the first quarter of 1998 in connection with the acquisition of the Solid Edge product line. Cash flows provided by (used in) financing activities decreased $101.1 million to $(18.0) million for the three months ended March 31, 1999 from $83.1 million, primarily because of $107.7 million of borrowings under the Intercompany Credit Agreements during the first quarter 1998. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreements and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

YEAR 2000

       The Year 2000 ("Y2K") problem refers to the concern that many existing computer programs may fail to accurately process date information beyond the year 1999 because such programs do not properly recognize and/or process years that begin with "20" instead of the familiar "19."

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

      Concurrently with EDS' remediation of mission-critical and other systems used by the Company, the Company has implemented in the United States enterprise application software systems that have replaced many EDS mission critical systems. Such Y2K compliant enterprise application software packages, including general ledger, accounting, accounts payable and receivable, payroll, and others, were implemented in April 1999 in the United States. Certain new financial systems also will be installed in Canada, Germany and the United Kingdom during 1999. The Company plans to phase in new enterprise systems in its other non-U.S. operations during and after 1999. If implementation of any such new internal system were delayed, the Company would rely on remediated EDS or Y2K compliant previous Company systems until such time as new systems can be installed. The Company had planned to install such new enterprise systems regardless of the Y2K problem; therefore, costs associated with these new systems have not been reflected in the costs associated with addressing the Company's YZK issues.

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

       The Company believes the worst case scenario would be the Company's inability to effectively implement the enterprise systems coupled with EDS' failure to upgrade certain mission critical internal systems upon which the Company would have to rely until the enterprise system is implemented. If these events were to occur, the Company would have to rely, in part, on manual processes or reinstallation of older systems resulting in increased costs and perhaps a material adverse impact on overall financial performance.

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

IMPACT OF CHANGES IN EXCHANGE RATES

       The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the three months ended December 31, 1998, international revenue represented 51% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 27% and 14%, respectively, of total international revenue for the three months ended March 31, 1999. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's operations.

INFLATION

       Historically, inflation has not had a material effect on the Company's results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has market risks primarily relating to changes in the value of marketable securities and changes in foreign exchange rates. The Company has entered into various agreements for the purpose of hedging against these risks. The hedging agreements are in the form of puts and calls which establish the lowest and highest prices that the Company may sell the securities. These agreements expire at various dates through 1999. The Company does not enter into financial instrument transactions for trading purposes. Additional information about the Company's risk related to changes in foreign exchange rates is contained in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Euro Conversion" and "Impact of Changes in Exchange Rates."

PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit
       Number                 Description
       -------------------------------------------------------------

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

       27   Financial Data Schedule (for SEC information only)

(b)    Reports on Form 8-K

       None.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized and in his capacity as Chief Financial Officer.

                                          UNIGRAPHICS SOLUTIONS INC.
                                        ---------------------------------------
                                                  (Registrant)



                                      By     /s/ Douglas E. Barnett
                                        ---------------------------------------
                                        (Douglas E. Barnett, Vice President and
Date:  May 13, 1999                             Chief Financial Officer)