Form 10-Q
period 1999-06-30
UNIGRAPHICS SOLUTIONS INC
filed 1999-08-13
CIK 1055246

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       June 30, 1999
                                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                     Commission file number     1-14155
                                               -------------


                          Unigraphics Solutions Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                             75-2728894
              --------                             ----------
    (State or ther Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


           13736 Riverport Drive, Maryland Heights, Missouri 63043
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 344-5900
              ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 1999, there were outstanding 5,003,001 shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                                            Page No.
                                                                                                                            --------
Part I -- Financial Information
     Item 1.  Financial Statements (Unaudited)
              Consolidated Statements of Operations.......................................................................         3
              Consolidated Balance Sheets.................................................................................         4
              Consolidated Statements of Cash Flows.......................................................................         5
              Notes to Consolidated Financial Statements..................................................................         6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations..................................................................................................         9
     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................................................        17
Part II -- Other Information
     Item 4.  Submission of Matters to a Vote of Security Holders.........................................................        18
     Item 6.  Exhibits and Reports on Form 8-K............................................................................        18
Signatures................................................................................................................        19


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share and shares amounts)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                          --------------------------------         -----------------------------
                                                          1999                       1998           1999                  1998
                                                          ----                       ----           ----                  ----
Revenue:
  Software                                               $  47,667               $  38,620        $ 88,256             $  70,180
  Services                                                  56,390                  46,378         109,163                84,263
  Hardware                                                   6,293                  16,903          18,737                33,986
                                                         ---------               ---------        --------             ---------
    Total revenue                                          110,350                 101,901         216,156               188,429
                                                         ---------               ---------        --------             ---------
Cost of revenue:
 Software
  Amortization                                               6,139                   5,550          12,279                10,146
  Royalties, distribution and other                          8,432                   4,374          13,461                 7,651
 Services                                                   18,680                  19,836          39,272                34,562
 Hardware                                                    5,612                  14,321          15,410                28,226
                                                         ---------               ---------        --------             ---------
  Total cost of revenue                                     38,863                  44,081          80,422                80,585
                                                         ---------               ---------        --------             ---------
Gross profit                                                71,487                  57,820         135,734               107,844
                                                         ---------               ---------        --------             ---------
Operating expenses:
 Selling, general and administrative                        41,801                  34,885          77,062                62,115
 Research and development                                   16,743                  15,563          33,648                29,851
 In-process research and development                             -                       -               -                39,440
                                                         ---------               ---------        --------             ---------
   Total operating expenses                                 58,544                  50,448         110,710               131,406
                                                         ---------               ---------        --------             ---------
Operating income (loss)                                     12,943                   7,372          25,024               (23,562)
Other income (expense), net                                  1,280                  (1,993)          3,498                 7,699
                                                         ---------               ---------        --------             ---------
Income (loss) before income taxes                           14,223                   5,379          28,522               (15,863)
Provision for income taxes                                   5,118                   1,936          10,266                (7,155)
                                                         ---------               ---------        --------             ---------
Net income (loss)                                        $   9,105               $   3,443        $ 18,256             $  (8,708)
                                                         =========               =========        ========             =========
Earnings (loss) per share:
 Basic and diluted                                       $    0.25               $    0.11        $   0.50             $   (0.28)
                                                         =========               =========        ========             ==========
Weighted average number of
Common shares outstanding:
 Basic                                                  36,265,132              31,979,286      36,265,066             31,626,111
                                                        ==========              ==========      ==========             ==========
 Diluted                                                36,344,791              31,979,286      36,342,734             31,626,111
                                                        ==========              ==========      ==========             ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share and shares amounts)

                                                          June 30,          December 31,
                                                            1999                1998
                                                      ---------------      ---------------
Assets
  Current assets
  Cash and cash equivalents                           $     15,897         $      20,740
  Marketable securities                                      3,408                 8,092
  Accounts receivable, net                                  94,986               107,379
  Prepaids and other                                         9,167                 6,383
                                                      ---------------      ---------------
    Total current assets                                   123,458               142,594
                                                      ---------------      ---------------
Property and equipment, net                                 28,853                26,467
                                                      ---------------      ---------------

Operating and other assets
  Software, goodwill and other intangibles, net              65,493               72,443
  Deferred income taxes                                      17,160               16,149
                                                      ---------------      ---------------
    Total operating and other assets                         82,653               88,592
                                                      ---------------      ---------------
Total assets                                          $     234,964        $     257,653
                                                      ===============      ===============

Liabilites and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities            $      59,841        $      59,452
  Deferred revenue                                           12,852               12,022
  Income taxes payable                                       51,516               39,098
  Deferred income taxes                                           -                2,771
                                                      ---------------      ---------------
    Total current liabilities                               124,209              113,343
                                                      ---------------      ---------------
Intercompany note                                             8,511               55,130

Stockholders' equity
  Preferred stock, $.01 par value; authorized
    20,000,000 shares, none issued                                -                    -
  Class A common stock, $.01 par value; 168,735,000
    shares authorized; 5,001,334 shares issued and
    outstanding at June 30, 1999                                 50                   50
  Class B common stock, $.01 par value; 31,265,000
    shares authorized; 31,265,000 shares issued and
    outstanding at June 30, 1999                                313                  313
  Additional paid-in capital                                148,676              148,676
  Retained earnings (deficit)                               (48,505)             (66,762)
  Accumulated other comprehensive income                      1,710                6,903
                                                      ---------------      ---------------
  Total stockholders' equity                                102,244               89,180
                                                      ---------------      ---------------
Total liabilities and stockholders' equity            $     234,964        $     257,653
                                                      ===============      ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Six Months Ended
                                                                                June 30,
                                                                     ------------------------------
                                                                        1999               1998
                                                                     ------------       ------------
Net Cash Provided By Operating Activities                            $   50,877         $   50,367
                                                                     ------------       ------------
Cash Flows From Investing Activities
  Proceeds from sale of marketable securities                             3,825             10,145
  Payments related to Solid Edge acquisition                                  -           (104,993)
  Payments for purchases of property and equipment                       (6,769)            (5,117)
  Payments for purchases of software and other intangibles               (6,281)              (883)
  Payments for purchases of marketable securities                             -                (51)
                                                                     ------------       ------------
    Net cash used in investing activities                                (9,225)          (100,899)
                                                                     ------------       ------------

Cash Flows From Financing Activities
  Borrowing under Intercompany Credit Agreements and Note                12,461            111,204
  Payments on Intercompany Credit Agreements and Note                   (58,957)          (108,851)
  Proceeds from sale of stock                                                 -             65,100
                                                                     ------------       ------------
    Net cash provided by (used in) financing activities                 (46,496)            67,453
                                                                     ------------       ------------
Effect of exchange rate changes on cash and cash equivalents                  1               (139)
                                                                     ------------       ------------
Net increase (decrease) in cash and cash equivalents                     (4,843)            16,782
Cash and cash equivalents at beginning of period                         20,740                 11
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $   15,897         $   16,793
                                                                     ===========        ============

     See accompanying Notes to Condensed Consolidated Financial Statements

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

                                                              Three months ended           Six months ended
                                                                   June 30,                    June 30,
                                                          ------------------------     ------------------------
                                                             1999           1998           1999          1998
                                                          ---------      ---------     ---------      ---------
(in thousands, except per share data)

Net income (loss)                                          $ 9,105        $ 3,443        $18,256       $(8,708)
                                                          ---------      ---------      ---------      ---------
Weighted-average shares outstanding                         36,265         31,979         36,265        31,626
                                                          ---------      ---------      ---------      ---------
Dilutive effect of employee and director stock options          80              -             78             -
                                                          ---------      ---------      ---------      ---------

Diluted shares outstanding                                  36,345         31,979         36,343        31,626
                                                          =========      =========      =========      =========

Basic and diluted earnings (loss) per share                $  0.25        $  0.11        $  0.50       $ (0.28)
                                                          =========      =========      =========      =========

Note 3. Comprehensive Income

    Comprehensive income for the three months ended June 30, 1999 and 1998 was $7.2 million and $4.6 million, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was $13.1 million and $4.6 million, respectively. The difference between comprehensive income and net income for the three months and the six months ended June 30, 1999 and 1998 arose from foreign currency translation adjustments and unrealized holding gains on certain of the Company's investments.

Note 4. Segment Information

Industry Segments

     The Company's business involves operations principally in one industry segment: providing mechanical design automation software and related services to manufacturers for the design, engineering analysis, testing and manufacturing of mechanical products.

Geographic Segments

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months and six months ended June 30, 1999 and 1998 (in thousands):

                  Three months ended                  Three months ended
                    June 30, 1999                       June 30, 1998
                ---------------------                ---------------------
                            Operating                            Operating
                Revenues     Income                  Revenues     Income
                --------    ---------                --------    ---------
Americas        $ 56,687     $ 9,614                 $ 50,371     $ 6,975
Europe            40,079       6,987                   38,523       3,985
Asia Pacific      13,584       2,481                   13,007       1,962
                --------     -------                 --------     -------
  Total         $110,350     $19,082                 $101,901     $12,922
                ========     =======                 ========     =======

                  Three months ended     June 30,     Three months ended      December 31,
                    June 30, 1999          1999         June 30, 1998             1998
                ---------------------    --------    ---------------------    ------------
                            Operating     Total                  Operating       Total
                Revenues     Income       Assets     Revenues     Income         Assets
                --------    ---------    --------    --------    ---------    ------------
Americas        $112,551     $24,052     $159,581    $ 97,900     $16,317       $162,647
Europe            79,869      11,897       55,317      68,449       6,658         74,449
Asia Pacific      23,736       1,354       20,066      22,080       3,049         20,557
                --------     -------     --------    --------     -------       --------
    Total       $216,156     $37,303     $234,964    $188,429     $26,024       $257,653
                ========     =======     ========    ========     =======       ========

     Reconciliation of operating income/(loss) for the three and six months ended June 30, 1999 and 1998 follows (in thousands):

                                                          Three months ended
                                                        June 1999     June 1998
                                                        ---------     ---------
Total operating income for reportable segments           $ 19,082      $ 12,922
Unallocated software amortization costs                    (6,139)       (5,550)
                                                         --------      --------
Operating income/(loss)                                  $ 12,943      $  7,372
                                                         ========      ========
                                                            Six months ended
                                                        June 1999     June 1998
                                                        ---------     ---------
Total operating income for reportable segments           $ 37,303      $ 26,024
Unallocated software amortization costs                   (12,279)      (10,146)
Unallocated in-process R&D costs                                -       (39,440)
                                                         --------      --------
Operating income/(loss)                                  $ 25,024      $(23,562)
                                                         ========      ========

     There are no intercompany sales between geographic areas. All sales are from external customers.

Note 5. Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $32.4 million and $33.0 million at June 30, 1999 and December 31, 1998, respectively. Additionally, software, goodwill and other intangibles are stated net of accumulated amortization of $140.3 million and $127.8 million at June 30, 1999 and December 31, 1998, respectively. Depreciation and amortization expense for the three months ended June 30, 1999 and 1998 was $8.8 million and $8.3 million, respectively. Depreciation and amortization expense for the six months ended June 30, 1999 and 1998 was $17.0 million and $14.7 million, respectively.

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

     In 1996 EDS and GM signed the Unigraphics Software Corporate License Agreement (the "EDS/GM Site License" or "Site License") for Unigraphics software and related services. The Site License is a service agreement under the umbrella EDS/GM Master Service Agreement pursuant to which EDS and its subsidiaries (including the Company) provide information technology products and services to GM. The Site License is a three-year arrangement that consists of three elements: (1) a perpetual license of the Unigraphics software for up to 10,000 seats; (2) maintenance for the installed software; and (3) a specified upgrade to be delivered by a non-Unigraphics business unit of EDS on a when-and-if available basis. The contract did not require any significant modification or customization of the software. The contract price was approximately $178 million, of which approximately $110.3 million was attributed to the software license element, approximately $64.3 million was attributable to maintenance support and approximately $3.7 million was attributed to the specified upgrade. Revenue related to the specified upgrade was not recorded by the Company since such upgrade was delivered to the customer by a non-Unigraphics business unit of EDS. The license fee is payable over three years in monthly installments of approximately $3.1 million. Maintenance revenue is recognized over the term of the agreement based generally on the deployment schedule. The Company recognized Site License software license revenue of approximately $110.3 million in 1996.

     GM and the Company currently are in the process of negotiating a renewal of the Site License ("Renewal"), which expired in June 1999. In the interim, the current Site License has been extended on a month-to-month basis at monthly maintenance fees in effect at the end of June 1999. The Renewal under negotiation comprehends a three year agreement covering primarily software maintenance services. Also, because of the spin-off of Delphi Automotive Systems, Inc. from GM, a separate agreement between Delphi and the Company for similar on-going services is being negotiated. In the interim, ongoing software maintenance and other services are being provided by the Company to Delphi under the month-to-month extension of the Site License.

     In connection with the Reorganization, EDS and the Company entered into the GM Subcontract pursuant to which the Company receives the revenue and performs substantially all of EDS' obligations under the Site License subsequent to the Reorganization. Less than 10% of the Company's revenues for the quarter ended June 30, 1999 were attributable to the products and services provided to GM and Delphi Automotive Systems, Inc. under the Site License and other agreements. If the EDS/GM Master

Service Agreement and a similar agreement between EDS and Delphi Automotive Systems, Inc. were to be terminated, or if the Company (as a subcontractor to EDS or otherwise) and GM and Delphi do not enter into successor agreements to the Site License, the Company's financial condition and results of operations would be materially adversely affected.

     In connection with the Reorganization, effective as of January 1, 1998, the Company entered into a Management Services Agreement with EDS pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax and similar administrative services. The agreement provides for the payment of fees to EDS for such services, either on a fixed price or usage basis, which fees are generally designed to approximate EDS' cost of providing the services, as well as a fixed fee equal to .5% of the Company's total revenues. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service on or after January 1, 2000 with prior notice of not less than five months, or earlier if the parties mutually agree. The Company paid EDS $6.4 million for such services in 1998, and currently is negotiating with EDS relative to the 1999 services and charges. For the six month period ended June 30, 1999, EDS has invoiced the Company approximately $3.8 million for services provided during such period. The actual amount owing to date is subject to change based upon the agreements reached between EDS and the Company. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with third party suppliers of such services.

     Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS entered into in connection with the Reorganization (the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Since the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility is $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73 million (the "Intercompany Note"). As of June 30, 1999 approximately $8.5 million remains payable under the Intercompany Note. See "Liquidity and Capital Resources" for further discussion.

     On June 23, 1998, the Company completed the initial public offering of 5,000,000 shares of its Class A Common Stock, $.01 par value per share. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement.

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

Forward-looking Statements

     All statements other than historical statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, future income gains to be realized from the exercise of warrants and subsequent sale of related marketable securities, the Company's Year 2000 exposure, the Company's exposure resulting from the introduction in 1999 of a new currency (the "euro") in certain European countries, and the sufficiency of liquidity and capital resources over the next twelve months. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or
Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts; the cost of attracting and retaining highly skilled personnel; the ability of the Company to successfully integrate its operations into a single, effective and efficient entity; and the significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Annual Report on Form 10-K beginning on page 21.

    The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

     Revenues. Revenues were $110.4 million during the three months ended June 30, 1999, an increase of $8.5 million from $101.9 million for the corresponding period in 1998. Revenues were $216.2 million during the six months ended June 30, 1999, an increase of $27.8 million from $188.4 million for the corresponding period in 1998.

     Software revenues increased $9.1 million, or 24%, to $47.7 million for the three month period ended June 30, 1999, from $38.6 million for the corresponding period in 1998. Software revenues increased $18.1 million, or 26%, to $88.3 million for the six month period ended June 30, 1999, from $70.2 million for the corresponding period in 1998. The increase for the three month period resulted from strong sales performance in all geographic areas, particularly in the Americas and Europe. The increase for the six month period resulted from strong sales performance, particularly in the Americas and Europe, and the addition of the Solid Edge/EMS product line.

     Services revenues increased $10.0 million, or 22%, to $56.4 million for the three month period ended June 30, 1999, from $46.4 million for the corresponding period in 1998. Services revenues increased $24.9 million, or 30%, to $109.2 million for the six month period ended June 30, 1999, from $84.3 million for the corresponding period in 1998. The increases resulted from software maintenance growth in all geographic areas, particularly Europe and Asia Pacific, corresponding with the higher software sales activity.

     As planned, hardware revenues decreased $10.6 million, or 63%, to $6.3 million for the three month period ended June 30, 1999, from $16.9 million for the corresponding period in 1998. Hardware revenues decreased $15.3 million, or 45%, to $18.7 million for the six month period ended June 30, 1999, from $34.0 million for the corresponding period in 1998. All geographic areas experienced decreases for both the three month and six month periods. The Company expects hardware revenues to continue to decline and to become a smaller portion of its business.

     Revenues from international operations represented 52% and 54% of total revenues for the three months ended June 30, 1999 and 1998, respectively. Revenues from international operations represented 51% and 52% of total revenues for the six months ended June 30, 1999 and 1998, respectively.

     Gross Profit. Gross profit was $71.5 million during the three months ended June 30, 1999, an increase of $13.7 million from $57.8 million for the corresponding period in 1998. Gross profit was $135.7 million during the six months ended June 30, 1999, an increase of $27.9 million from $107.8 million for the corresponding period in 1998. Gross profit margin was 65% and 57% for the three months ended June 30, 1999 and 1998, respectively, and 63% and 57% for the six months ended June 30, 1999 and 1998, respectively.

     Gross profit on software revenues increased $4.4 million, or 15%, to $33.1 million for the three month period ended June 30, 1999, from $28.7 million for the corresponding period in 1998. Gross profit on software revenues increased $10.1 million, or 19%, to $62.5 million for the six month period ended June 30, 1999, from $52.4 million for the corresponding period in 1998. The increases resulted primarily from strong revenue growth that more than offset both an increase in royalty costs, particularly from higher Product Vision revenues, and the amortization of goodwill and software intangibles arising from the Solid Edge Acquisition.

     Gross profit on services revenues increased $11.2 million, or 42%, to $37.7 million for the three month period ended June 30, 1999, from $26.5 million for the corresponding period in 1998. Gross profit on services revenues increased $20.2 million, or 41%, to $69.9 million for the six month period ended June 30, 1999, from $49.7 million for the corresponding period in 1998. The increases resulted from increases in revenue and improved margins on professional services.

     Gross profit on hardware revenues decreased $1.9 million, or 73%, to $0.7 million for the three month period ended June 30, 1999, from $2.6 million for the corresponding period in 1998. Gross profit on hardware revenues decreased $2.5 million, or 43%, to $3.3 million for the six month period ended June 30, 1999, from $5.8 million for the corresponding period in 1998. This is a continuation of the trends of lower finders fees, a change in the mix of hardware sales to lower margin computers and lower overall volume resulting from reduced emphasis on selling hardware.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.8 million during the three months ended June 30, 1999, an increase of $6.9 million from $34.9 million for the corresponding period in 1998. Selling, general and administrative expenses were $77.1 million during the six months ended June 30, 1999, an increase of $15.0 million from $62.1 million for the corresponding period in 1998. Selling, general and administrative expenses represented 38% and 34% of total revenues for the three months ended June 30, 1999 and 1998, respectively, and 36% and 33% of total revenues for the six months ended June 30, 1999 and 1998. Selling costs comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. The higher selling expenses resulted from increases in commissions and bonuses because of continued strong sales growth over 1998 and increased staffing to support higher revenue growth. The higher general and administrative expenses resulted from the transition to SAP and the rollout of the Company's new employee benefits plans.

     Research and Development Costs. Research and development costs were $16.7 million and $15.6 million for the three months ended June 30, 1999 and 1998, respectively. Research and development costs were $33.6 million and $29.9 million for the six months ended June 30, 1999 and 1998, respectively. Research and development costs as a percentage of total revenues were 15% for the three months ended June 30, 1999 and 1998, and 16% for the six months ended June 30, 1999 and 1998. The increase in research and development costs resulted principally from the Solid Edge Acquisition and support of initiatives related to the Company's IMAN and ProductVision software products.

     In-Process Research and Development Costs. In-process research and development for the six months ended June 30, 1998 includes the write off of in-process research and development costs of $39.4 million associated with the Solid Edge Acquisition in the first quarter of 1998.

     Operating Income (Loss). Operating income was $12.9 million and $7.4 million for the three months ended June 30, 1999 and 1998, respectively. Operating income (loss) was $25.0 million and $(23.6) million for the six months ended June 30, 1999 and 1998, respectively.

     Other Income (Expense), Net. Other income (expense), net was $1.3 million and $(2.0) million for the three months ended June 30, 1999 and 1998, respectively. Other income, net was $3.5 million and $7.7 million for the six months ended June 30, 1999 and 1998, respectively. The increase for the three months ended June 30, 1999 in other income (expense), net resulted from reduced interest expense and an increase in the gain realized from the sale of marketable equity securities. The decrease for the six months ended June 30, 1999 in other income, net resulted from differences in the amounts of gain realized from the sale of marketable equity securities. These securities were obtained through the exercise of warrants in the quarter ended March 31, 1998. The warrants were received in exchange for reduced royalty fees from a private software company that was acquired by a public company in 1997. The Company anticipates that additional gains on similar transactions will continue to be reflected in its results of operations in the third quarter of 1999. The amount of such gains will be dependent on existing market conditions at the time of sale. Interest expense associated with the intercompany loan was $0.2 million and $0.6 million for the three months and six months ended June 30, 1999, respectively.

     Provision for Income Taxes. The provision for income taxes was $5.1 million and $1.9 million for the three months ended June 30, 1999 and 1998, respectively. The provision for income taxes was $10.3 million and $(7.2) million for the six months ended June 30, 1999 and 1998, respectively. The Company's effective tax rate was 36.0% for the three months ended June 30, 1999 and 1998, and 36.0% and 45.1% for the six months ended June 30, 1999 and 1998, respectively. The Company's effective tax rate was higher than normal in the first quarter of 1998 as a result of the write-off of in-process research and development costs discussed above.

     Net Income (Loss). Net income for the three months ended June 30, 1999, was $9.1 million compared to $3.4 million for the corresponding period in 1998. Net income (loss) for the six months ended June 30, 1999, was $18.3 million and $(8.7) million for the corresponding period in 1998. Basic and diluted earnings per share of common stock was $0.25 and $0.11 for the three months ended June 30, 1999 and 1998, respectively. Basic and diluted earnings (loss) per share of common stock was $.50 and $(0.28) for the six months ended June 30, 1999 and 1998, respectively.

     Recent Accounting Pronouncements. Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS. The Company has an Intercompany Credit Agreement with EDS under which there was no amount outstanding at June 30, 1999. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreement (and certain other credit agreements between EDS Finance PLC, a wholly-owned subsidiary of EDS, and certain non-U.S. subsidiaries of the Company) is $70 million. Amounts outstanding under the Intercompany Credit Agreement bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. The Intercompany Credit Agreement restricts the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreement. The Intercompany Credit Agreement terminates on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and requires that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%.

     The Company also has outstanding an Intercompany Note in the principal amount of $8.5 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

     The Company's net cash provided by operations for the six months ended June 30, 1999 increased $0.5 million to $50.9 million from $50.4 million in the comparable period in the prior year. The Company's net cash used in investing activities for the six months ended June 30, 1999 decreased $91.7 million to $9.2 million from $100.9 million in the same prior year period. The decrease resulted primarily from cash payments made in the first quarter of 1998 in connection with the acquisition of the Solid Edge product line. Cash flows provided by (used in) financing activities decreased $114.0 million to $(46.5) million for the six months ended June 30, 1999 from $67.5 million in the six months ended June 30, 1998. This reflects $65.1 million of proceeds received from the Company's initial public offering of Class A Common Stock during 1998, as well as decreases in cash borrowings from EDS. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreement and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

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

     The Company, in conjunction with its parent EDS and separately, is in the process of reviewing, remediating, upgrading, and/or acquiring new internal business systems and services, including the implementation of the SAP enterprise resource planning software system. In accordance with the Management Services Agreement between the Company and EDS, the Company will continue using certain business systems of EDS in the near term. The business systems of EDS utilized by the Company principally include those that EDS has identified as "mission critical" systems, such as payroll, accounts receivable, accounts payable, tax administration and corporate administration. The Company has been advised by EDS that through June 30, 1999, EDS had completed assessment, renovation, testing, and implementation of all of its mission critical projects.

     EDS and the Company have also identified other projects related to the Company which are deemed to be non-mission critical. Non-mission critical systems include non-IT systems such as elevator operations, HVAC, and security systems. The Company believes that such system failures would not materially impact the business. Many of the non-mission critical projects will not be remediated for Y2K compliance for one or more reasons including retirement of the system and redundancy with other systems, among other reasons. EDS and/or the Company plan to complete the remediation process for most non-mission critical projects identified for remediation by the end of the third quarter of 1999. The remediation of certain non-mission critical systems may extend into the fourth quarter of 1999.

    Concurrently with EDS' remediation of mission-critical and other systems used by the Company, the Company has implemented in the United States enterprise application software systems that have replaced many EDS mission critical systems. Such Y2K compliant enterprise application software packages, including general ledger, accounting, accounts payable and receivable, payroll, and others, were implemented in April 1999 in the United States. Certain new financial and other systems also will be installed in Canada, Germany and the United Kingdom during 1999. The Company plans to phase in new enterprise systems in its other non-U.S. operations during and after 1999. If implementation of any such new internal system were delayed, the Company would rely on remediated EDS or Y2K compliant previous Company systems until such time as new systems can be installed. The Company had planned to install such new enterprise systems regardless of the Y2K problem; therefore, costs associated with these new systems have not been reflected in the costs associated with addressing the Company's Y2K issues.

     The Company also is in the process of reviewing for Y2K compliance other unique, internal business systems not included in the EDS systems or the new enterprise systems mentioned above. Systems being reviewed include certain end user hardware, operating systems and applications, server hardware and software, telecommunications hardware, software and services, and other Company applications. Y2K reviews and remediation of most of these systems and services used in the United States have been completed. Y2K reviews of such systems and services used at international locations are in progress. In many cases compliance has been achieved by installing upgrades or revisions provided by third parties in accordance with existing agreements. In other cases, compliance has been achieved through Company remediation efforts or planned technology refresh purchases.

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

     The costs incurred by the Company to achieve Y2K compliance have been expensed as incurred. Costs incurred to make EDS' systems Y2K compliant will be paid by EDS; however such costs may be reflected in charges EDS bills to internal users such as the Company. The Company does not expect to incur significant additional costs to make its internal hardware and software systems Y2K ready. At this time, the Company estimates the historical and future costs of remediation and planned technology upgrades or replacements are not more than $500,000.

     The Company believes the worst case scenario would be the Company's inability to effectively implement the enterprise application software coupled with any unanticipated Y2K failure of EDS-remediated mission critical internal systems upon which the Company would have to rely until the enterprise system is implemented. If these events were to occur, the Company would have to rely, in part, on manual processes or reinstallation of older systems resulting in increased costs and perhaps a material adverse impact on overall financial performance.

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

     In the near term, EDS will continue to provide many internal systems services to the Company (including purchasing, accounting, and billing system services) throughout Europe under the Master Services Agreement between EDS and the Company. Since January 1, 1999, EDS has been providing systems with the capability to trade with customers and suppliers in the euro currency. The Company has been informed that, by the fourth quarter of 1999, EDS'
European systems will be updated to provide for dual reporting in euro currency and to allow migration from the existing currencies to the euro over the following two-year period. Concurrently, the Company is in the process of replacing and upgrading many of the internal systems currently provided by EDS. The new Company systems are planned to be operational throughout Europe on or before January 1, 2002, the end of the euro transition period, and will accommodate business in euros. Assuming timely upgrade of current systems and implementation of relevant replacement systems, the Company does not expect to incur any material incremental costs to update current systems or to install new systems having euro-related functionality. Although the Company currently has no reason to believe that relevant system improvements will be not be timely implemented, a failure to timely install internal systems to handle business in euros could have a material impact on the Company's financial condition or results of operation.

     Within the Eurozone, the Company prices its products on an individual country basis. Effective January 1, 1999 the Company established, and periodically thereafter during the transition period the Company will establish, product prices and has quoted and will quote such prices in both local currencies and the euro. The pricing in euros for similar products and services is not expected to be identical in the different countries; however the price differentials are not expected to be significant, thereby minimizing any negative competitive impact as a result of pricing transparency. At this time, the Company does not believe the conversion will have a material adverse impact on its competitiveness in Europe. However, the Company will continue to analyze euro-related developments; and there can be no assurance that the euro-conversion program will not have a material adverse effect on the Company's financial condition or results of operations.

Impact of Changes in Exchange Rates

     The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the six months ended June 30, 1999, international revenue represented 51% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 26% and 13%, respectively, of total international revenue for the six months ended June 30, 1999. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's operations.

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

PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     UGS' 1999 Annual Meeting of Shareholders was held on May 19, 1999 in Bridgeton, Missouri. A total of 4,423,774 Class A Common Shares and 31,265,000 Class B Common Shares (approximately 99.8% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

     (i) Election of two Class I directors for a term expiring at the 2002 Annual Meeting of Shareholders: John A. Adams -- 317,056,317 shares cast for election and 17,457 shares withheld; John J. Mazzola -- 317,061,064 shares cast for election and 12,710 shares withheld. The terms of the following directors continued after the meeting: J. Davis Hamlin, Jeffrey M. Heller, Gary B. Moore, Leo J. Thomas and William P. Weber.

     (ii) Stockholder proposal regarding approval of the Unigraphics Solutions Inc. Employee Stock Purchase Plan. 315,956,507 shares cast for the proposal, 14,670 shares cast against the proposal and 3,800 shares abstained. There were 1,098,797 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number        Description
     ------        -----------

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


                                          UNIGRAPHICS SOLUTIONS INC.
                                ------------------------------------------------
                                                (Registrant)



                             By           /s/ Douglas E. Barnett
                                ------------------------------------------------
                                        (Douglas E. Barnett, Vice President,
Date:   August 10, 1999                Treasurer and Chief Financial Officer)