Form 10-Q
period 1999-09-30
UNIGRAPHICS SOLUTIONS INC
filed 1999-11-15
CIK 1055246

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       September 30, 1999
                                              ------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                      Commission file number     1-14155
                                              -------------


                          Unigraphics Solutions Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                       75-2728894
-------------------------------                       -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


           13736 Riverport Drive, Maryland Heights, Missouri  63043
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                (314) 344-5900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 1999, there were outstanding 5,033,937 shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

================================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                            Page No.
                                                                                                                            --------
Part I -- Financial Information
  Item 1.  Financial Statements (Unaudited)
           Consolidated Statements of Operations.......................................................................          3
           Consolidated Balance Sheets.................................................................................          4
           Consolidated Statements of Cash Flows.......................................................................          5
           Notes to Consolidated Financial Statements..................................................................          6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................................................          9
  Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................................................         17
Part II -- Other Information
  Item 4.  Submission of Matters to a Vote of Security Holders.........................................................         18
  Item 6.  Exhibits and Reports on Form 8-K............................................................................         18
Signatures.............................................................................................................         19

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share and shares amounts)

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                           ---------------------------      ---------------------------
                                               1999           1998             1999            1998
                                           -----------     -----------      -----------     -----------
Revenue:
  Software                                 $    47,776     $    39,154      $   136,031     $   109,334
  Services                                      59,990          45,416          169,153         129,680
  Hardware                                       7,911          12,562           26,649          46,548
                                           -----------     -----------      -----------     -----------
    Total revenue                              115,677          97,132          331,833         285,562
                                           -----------     -----------      -----------     -----------

Cost of revenue:
  Software
    Amortization                                 6,205           6,018           18,484          16,164
    Royalties, distribution and other            2,743           4,259           16,204          11,910
  Services                                      27,000          16,376           66,272          50,939
  Hardware                                       6,511          10,700           21,921          38,926
                                           -----------     -----------      -----------     -----------
    Total cost of revenue                       42,459          37,353          122,881         117,939
                                           -----------     -----------      -----------     -----------
Gross profit                                    73,218          59,779          208,952         167,623
                                           -----------     -----------      -----------     -----------

Operating expenses:
  Selling, general and administrative           43,267          36,564          120,330          98,679
  Research and development                      16,727          16,747           50,374          46,598
  In-process research and development            2,386               -            2,386          39,440
                                           -----------     -----------      -----------     -----------
    Total operating expenses                    62,380          53,311          173,090         184,717
                                           -----------     -----------      -----------     -----------
Operating income (loss)                         10,838           6,468           35,862         (17,094)
Other income, net                                  658             882            4,157           8,582
                                           -----------     -----------      -----------     -----------
Income (loss) before income taxes               11,496           7,350           40,019          (8,512)
Provision for income taxes                       4,140           2,645           14,407          (4,509)
                                           -----------     -----------      -----------     -----------
Net income (loss)                          $     7,356     $     4,705      $    25,612     $    (4,003)
                                           ===========     ===========      ===========     ===========

Earnings (loss) per share:
  Basic                                    $      0.20     $      0.13      $      0.71     $     (0.12)
                                           ===========     ===========      ===========     ===========
  Diluted                                  $      0.20     $      0.13      $      0.70     $     (0.12)
                                           ===========     ===========      ===========     ===========

Weighted average number of
Common shares outstanding:

  Basic                                     36,278,182      36,265,000       36,269,491      33,195,147
                                           ===========     ===========      ===========     ===========
  Diluted                                   36,636,755      36,265,000       36,441,643      33,195,147
                                           ===========     ===========      ===========     ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share and shares amounts)


                                                              September 30,       December 31,
                                                                  1999                1998
                                                              -------------       ------------
Assets
Current Assets
  Cash and cash equivalents                                    $   13,549           $ 20,740
  Marketable securities                                             1,751              8,092
  Accounts receivable, net                                        118,463            107,379
  Prepaids and other                                               10,778              6,383
                                                               ----------           --------
    Total current assets                                          144,541            142,594
                                                               ----------           --------
Property and equipment, net                                        30,857             26,467
                                                               ----------           --------
Operating and other assets
  Software, goodwill and other intangibles, net                    67,893             72,443
  Deferred income taxes                                            19,347             16,149
                                                               ----------           --------
    Total operating and other assets                               87,240             88,592
                                                               ----------           --------
Total assets                                                   $  262,638           $257,653
                                                               ==========           ========

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities                     $   62,340           $ 59,452
  Deferred revenue                                                 14,881             12,022
  Income taxes payable                                             42,494             39,098
  Deferred income taxes                                                 -              2,771
                                                               ----------           --------
    Total current liabilities                                     119,715            113,343
                                                               ----------           --------

Intercompany borrowings                                            34,494             55,130

Stockholders' equity
  Preferred stock, $.01 par value; authorized
    20,000,000 shares, none issued                                      -                  -
  Class A common stock, $.01 par value, 168,735,000
    shares authorized; 5,032,337 and 5,000,000 shares
    issued and outstanding at September 30, 1999
    and December 31, 1998, respectively                                50                 50
  Class B common stock, $.01 par value, 31,265,000
    shares authorized; 31,265,000 shares issued and
    outstanding at September 30, 1999 and
    December 31, 1998                                                 313                313
  Additional paid-in capital                                      148,979            148,676
  Retained earnings (deficit)                                     (41,151)           (66,762)
  Accumulated other comprehensive income                              238              6,903
                                                               ----------           --------
  Total stockholders' equity                                      108,429             89,180
                                                               ----------           --------
Total liabilities and stockholders' equity                     $  262,638           $257,653
                                                               ==========           ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                       Nine Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                     1999             1998
                                                                   --------         ---------

Net Cash Provided By Operating Activities                          $ 36,257         $  68,214
                                                                   --------         ---------

Cash Flows From Investing Activities
  Proceeds from sale of marketable securities                         5,566            12,272
  Payments related to acquisitions                                   (9,498)         (104,993)
  Payments for purchases of property and equipment                  (11,215)           (8,413)
  Payments for purchases of software and other intangibles           (8,149)             (834)
  Payments for purchases of marketable securities                         -               (51)
                                                                   --------         ---------
    Net cash used in investing activities                           (23,296)         (102,019)
                                                                   --------         ---------

Cash Flows From Financing Activities
  Borrowing under Intercompany Credit Agreement                      18,885           113,687
  Payments on Intercompany Credit Agreement                         (39,349)         (118,163)
  Proceeds from sale of stock                                             -            65,100
                                                                   --------         ---------
    Net cash provided by (used in) financing activities             (20,464)           60,624
                                                                   --------         ---------
Effect of exchange rate changes on cash and cash equivalents            312               (58)
                                                                   --------         ---------
Net increase (decrease) in cash and cash equivalents                 (7,191)           26,761
Cash and cash equivalents at beginning of period                     20,740                11
                                                                   --------         ---------
Cash and cash equivalents at end of period                         $ 13,549         $  26,772
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

Note 2. Earnings Per Share

     The Company presents both basic and diluted earnings per share. Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share. The following is the calculation for both basic and diluted earnings per share:

                                                            Three months endeds     Nine months ended
                                                                September 30           September 30
                                                            -------------------      -----------------
                                                              1999       1998         1999      1998
                                                            --------    -------      -------   -------
                                                              (in thousands, except per share data)

Net income (loss)                                           $ 7,356     $ 4,705      $25,612   $(4,003)
                                                            =======     =======      =======   =======

Weighted-average shares outstanding                          36,278      36,265       36,269    33,195
Dilutive effect of employee and director stock options          359           0          173         0
                                                            -------     -------      -------   -------

Diluted shares outstanding                                   36,637      36,265       36,442    33,195
                                                            =======     =======      =======   =======
Earnings (loss) per share:
  Basic                                                     $  0.20     $  0.13      $  0.71   $ (0.12)
                                                            =======     =======      =======   =======
  Diluted                                                   $  0.20     $  0.13      $  0.70   $ (0.12)
                                                            =======     =======      =======   =======

Note 3. Comprehensive Income

     Comprehensive income for the three months ended September 30, 1999 and 1998 was $5.9 million and $3.8 million, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $18.9 million and $1.1 million, respectively. The difference between comprehensive income and net income for the three months and the nine months ended September 30, 1999 and 1998 arose from foreign currency translation adjustments and unrealized holding gains on certain of the Company's investments.

Note 4.  Segment Information

Industry Segments

     The Company's business involves operations principally in one industry segment: providing mechanical design automation software and related services to manufacturers for the design, engineering analysis, testing and manufacturing of mechanical products.

Geographic Segments

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months and nine months ended September 30, 1999 and 1998 (in thousands):


                 Three months ended                 Three months ended
                 September 30, 1999                 September 30, 1998
                -------------------                --------------------
                          Operating                           Operating
                Revenues   Income                  Revenues     Income
                --------  ---------                --------   ---------
Americas        $ 58,900   $ 9,262                 $ 50,298    $  4,675
Europe            42,225     8,087                   36,083       5,828
Asia Pacific      14,552     2,080                   10,751       1,984
                --------   -------                 --------    --------
 Total          $115,677   $19,429                 $ 97,132    $ 12,486
                ========   =======                 ========    ========


                  Nine months ended  September 30,  Nine months ended    December 31,
                 September 30, 1999      1999       September 30, 1998       1998
                -------------------  ------------  --------------------   ------------
                          Operating     Total                 Operating      Total
                Revenues   Income       Assets     Revenues     Income       Assets
                --------  ---------  ------------  --------   ---------   ------------
Americas        $171,451   $33,314     $162,057    $148,198    $ 20,992     $162,647
Europe           122,094    19,984       80,526     104,532      12,486       74,449
Asia Pacific      38,288     3,434       20,055      32,832       5,032       20,557
                --------   -------     --------    --------    --------     --------
 Total          $331,833   $56,732     $262,638    $285,562    $ 38,510     $257,653
                ========   =======     ========    ========    ========     ========

     Reconciliation of operating income/(loss) for the three and nine months ended September 30, 1999 and 1998 follows (in thousands):

                                                            Three months ended
                                                  September 1999            September 1998
                                                  --------------            --------------
Total operating income for reportable segments    $       19,429            $       12,486
Unallocated software amortization costs                   (6,205)                   (6,018)
Unallocated in-process R&D costs                          (2,386)                        -
                                                  --------------            --------------
Operating income                                  $       10,838            $        6,468
                                                  ==============            ==============

                                                             Nine months ended
                                                  September 1999            September 1998
                                                  --------------            --------------
Total operating income for reportable segments    $       56,732            $       38,510
Unallocated software amortization costs                  (18,484)                  (16,164)
Unallocated in-process R&D costs                          (2,386)                  (39,440)
                                                  --------------            --------------
Operating income/(loss)                           $       35,862            $      (17,094)
                                                  ==============            ==============

     There are no intercompany sales between geographic areas. All sales are from external customers.

Note 5. Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $34.1 million and $33.0 million at September 30, 1999 and December 31, 1998, respectively. Additionally, software, goodwill and other intangibles are stated net of accumulated amortization of $146.5 million and $127.8 million at September 30, 1999 and December 31, 1998, respectively. Depreciation and amortization expense for the three months ended September 30, 1999 and 1998 was $9.1 million and $8.0 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 1999 and 1998 was $26.2 million and $22.7 million, respectively.

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

     GM and the Company currently are in the process of negotiating a renewal of the Site License ("Renewal"), which expired in June 1999. In the interim, the current Site License has been extended on a month-to-month basis at monthly maintenance fees in effect at the end of June 1999. The Renewal under negotiation comprehends a three year agreement covering primarily software maintenance services and iMAN software products and services. Also, because of the spin-off of Delphi Automotive Systems, Inc. from GM, a separate agreement between Delphi and the Company for similar on-going services is being negotiated. In the interim, ongoing software maintenance and other services are being provided by the Company to Delphi under the month-to-month extension of the Site License. The inability of the parties to timely reach agreement on acceptable financial terms could have a material adverse affect on the Company's fourth quarter 1999 and fiscal year 2000 results of operations and financial condition.

     In connection with the Reorganization, EDS and the Company entered into the GM Subcontract pursuant to which the Company receives the revenue and performs substantially all of EDS' obligations under the Site License subsequent to the Reorganization. Less than 10% of the Company's revenues for the quarter ended September 30, 1999 were attributable to the products and services provided to GM and Delphi Automotive Systems, Inc. under the Site License and other agreements. If the EDS/GM Master Service Agreement and a similar agreement between EDS and Delphi Automotive Systems, Inc. were to be terminated, or if the Company (as a subcontractor EDS or otherwise) and GM and Delphi do not enter into successor agreements to the Site License, the Company's financial condition and results of operations would be materially adversely affected.

     In connection with the Reorganization, effective as of January 1, 1998, the Company entered into a Management Services Agreement ("MSA") with EDS pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax and similar administrative services. The agreement provides for the payment of fees to EDS for such services, either on a fixed price or usage basis, which fees are generally designed to approximate EDS' cost of providing the services, as well as a fixed fee equal to .5% of the Company's total revenues. MSA services to be provided and associated charges are negotiated annually. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the MSA, the Company or EDS may terminate any service on or after January 1, 2000 with prior notice of not less than five months, or earlier if the parties mutually agree. The Company paid EDS $6.4 million for such services in 1998, and has concluded negotiations with EDS relative to the 1999 services and charges. For the nine month period ended September 30, 1999, EDS has invoiced the Company approximately $5.3 million for services provided during such period. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with third party suppliers of such services.

     Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS and similar credit agreements between EDS Finance, PLC and certain non-U.S. subsidiaries of the Company entered into in connection with the Reorganization (collectively, the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Since the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility is $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73 million (the "Intercompany Note"). As of September 30, 1999 approximately $8.5 million remains payable under the Intercompany Note and approximately $26.0 million is payable under the Intercompany Credit Agreement. See "Liquidity and Capital Resources" for further discussion.

     On June 23, 1998, the Company completed the initial public offering of 5,000,000 shares of its Class A Common Stock. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement.

Solid Edge Acquisition

     On March 2, 1998, the Company completed the acquisition of the Solid Edge/EMS software products (the "Solid Edge Acquisition") for a purchase price of $105 million (excluding approximately $2 million of acquisition costs). The Company borrowed $105 million from EDS pursuant to the Intercompany Credit Agreement. The cost of the Solid Edge Acquisition was allocated to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets will be amortized on a straight-line basis over the remaining estimated useful lives of the assets. Costs allocated to in-process research and development in the amount of $39.4 million were expensed in the three month period ended March 31, 1998. The excess of purchase price over fair value of identifiable assets acquired was recorded as goodwill and will be amortized on a straight-line basis over its useful life of seven years. The Company has allocated the purchase price as follows: $3.4 million to software; $4.0 million to acquired workforce; $39.4 million to in-process research and development costs; and $60.2 million to goodwill.

     Financial performance for the Solid Edge/EMS products since the Solid Edge Acquisition has been consistent with the projections used in the allocation of the purchase price for the acquisition.

Forward-looking Statements

     All statements other than historical statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, future income gains to be realized from the exercise of warrants and subsequent sale of related marketable securities, the Company's Year 2000 exposure, the Company's exposure resulting from the introduction in 1999 of a new currency (the "euro") in certain European countries, the sufficiency of liquidity and capital resources over the next twelve months, concerns regarding potential increased costs and the impact on business operations due to the transition to the SAP systems, concerns regarding a timely and financially acceptable agreement on the GM Site License Renewal, and any other statements of Company's plans, objectives, expectations or intentions. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto.

     These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: vigorous competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts; the cost of attracting and retaining highly skilled personnel; the ability of the Company to successfully integrate its operations into a single, effective and efficient entity; and the significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Annual Report on Form 10-K beginning on page 21.

     The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

     Revenues. Revenues were $115.7 million during the three months ended September 30, 1999, an increase of $18.6 million from $97.1 million for the corresponding period in 1998. Revenues were $331.8 million during the nine months ended September 30, 1999, an increase of $46.2 million from $285.6 million for the corresponding period in 1998.

     Software revenues increased $8.6 million, or 22%, to $47.8 million for the three month period ended September 30, 1999, from $39.2 million for the corresponding period in 1998. Software revenues increased $26.7 million, or 24%, to $136.0 million for the nine month period ended September 30, 1999, from $109.3 million for the corresponding period in 1998. The increase for the three month period resulted from strong sales performance in all geographic areas, particularly Europe and Asia Pacific. The increase for the nine month period resulted from strong sales performance, particularly in the Americas and Europe, and the addition of the Solid Edge/EMS product line.

     Services revenues increased $14.6 million, or 32%, to $60.0 million for the three month period ended September 30, 1999, from $45.4 million for the corresponding period in 1998. Services revenues increased $39.5 million, or 30%, to $169.2 million for the nine month period ended September 30, 1999, from $129.7 million for the corresponding period in 1998. The increase resulted from professional services growth in the Americas and

Europe, along with software maintenance growth in all geographic areas, particularly Europe and Asia Pacific, corresponding with the higher software sales activity.

     As planned, hardware revenues decreased $4.7 million, or 37%, to $7.9 million for the three month period ended September 30, 1999, from $12.6 million for the corresponding period in 1998. Hardware revenues decreased $19.9 million, or 43%, to $26.6 million for the nine month period ended September 30, 1999, from $46.5 million for the corresponding period in 1998. All geographic areas experienced decreases for both the three month and nine month periods. The Company expects hardware revenues to continue to decline and to become a smaller portion of its business.

     Revenues from international operations represented 53% of total revenues for the three months ended September 30, 1999 and 1998. Revenues from international operations represented 52% of total revenues for the nine months ended September 30, 1999 and 1998.

     Gross Profit. Gross profit was $73.2 million during the three months ended September 30, 1999, an increase of $13.4 million from $59.8 million for the corresponding period in 1998. Gross profit was $209.0 million during the nine months ended September 30, 1999, an increase of $41.4 million from $167.6 million for the corresponding period in 1998. Gross profit margin was 63% and 62% for the three months ended September 30, 1999 and 1998, respectively, and 63% and 59% for the nine months ended September 30, 1999 and 1998, respectively.

     Gross profit on software revenues increased $9.9 million, or 34%, to $38.8 million for the three month period ended September 30, 1999, from $28.9 million for the corresponding period in 1998. Gross profit on software revenues increased $20.1 million, or 25%, to $101.3 million for the nine month period ended September 30, 1999, from $81.2 million for the corresponding period in 1998. The increases resulted primarily from strong revenue growth and lower royalty costs. The lower royalty costs are the result of the Company favorably renegotiating many of its third party royalty agreements and the streamlining of the Company's third party royalty processes, which initiatives more than offset the increase in amortization of goodwill and software intangibles arising from the acquisitions of Solid Edge, Applicon, and dCADE.

     Gross profit on services revenues increased $4.0 million, or 14%, to $33.0 million for the three month period ended September 30, 1999, from $29.0 million for the corresponding period in 1998. Gross profit on services revenues increased $24.2 million, or 31%, to $102.9 million for the nine month period ended September 30, 1999, from $78.7 million for the corresponding period in 1998. The increases resulted from increased revenues related to professional services.

     Gross profit on hardware revenues decreased $0.5 million, or 26%, to $1.4 million for the three month period ended September 30, 1999, from $1.9 million for the corresponding period in 1998. Gross profit on hardware revenues decreased $2.9 million, or 38%, to $4.7 million for the nine month period ended September 30, 1999, from $7.6 million for the corresponding period in 1998. This is a continuation of the trends of lower finder's fees, a change in the mix of hardware sales to lower margin computers and lower overall volume resulting from reduced emphasis on selling hardware.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $43.3 million during the three months ended September 30, 1999, an increase of $6.7 million from $36.6 million for the corresponding period in 1998. Selling, general and administrative expenses were $120.3 million during the nine months ended September 30, 1999, an increase of $21.6 million from $98.7 million for the corresponding period in 1998. Selling, general and administrative expenses represented 37% and 38% of total revenues for the three months ended September 30, 1999 and 1998, respectively, and 36% and 35% of total revenues for the nine months ended September 30, 1999 and 1998. Selling costs comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. The higher selling expenses resulted from increases in commissions and bonuses because of continued strong sales growth over 1998 and increased staffing to support higher revenue growth. The higher general and administrative expenses resulted from the transition to SAP and the rollout of the Company's new employee benefits plans.

     Research and Development Costs. Research and development costs were $16.7 million for the three months ended September 30, 1999 and 1998. Research and development costs were $50.4 million and $46.6 million for the nine months ended September 30, 1999 and 1998, respectively. Research and development costs as a percentage of total revenues were 14% and 17% for the three months ended September 30, 1999 and 1998, respectively, and 15% and 16% for the nine months ended September 30, 1999 and 1998, respectively. The increase in research and development costs resulted principally from the Solid Edge Acquisition and support of initiatives related to the Company's iMAN and ProductVision software products.

     In-Process Research and Development Costs. In-process research and development for the three months and nine months ended September 30, 1999 includes the write off of in-process research and development costs of $2.4 million associated with the acquisitions of Applicon and dCADE. In-process research and development for the nine months ended September 30, 1998 includes the write off of in-process research and development costs of $39.4 million associated with the Solid Edge Acquisition in the first quarter of 1998.

     Operating Income (Loss). Operating income was $10.8 million and $6.5 million for the three months ended September 30, 1999 and 1998, respectively. Operating income (loss) was $35.9 million and $(17.1) million for the nine months ended September 30, 1999 and 1998, respectively.

     Other Income, Net. Other income, net was $0.7 million and $0.9 million for the three months ended September 30, 1999 and 1998, respectively. Other income, net was $4.2 million and $8.6 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease for the three months and nine months ended September 30, 1999 in other income, net resulted from differences in the amounts of gain realized from the sale of marketable equity securities. These securities were obtained through the exercise of warrants in the quarter ended March 31, 1998. The warrants were received in exchange for reduced royalty fees from a private software company that was acquired by a public company in 1997. The Company anticipates that additional gains on similar transactions will continue to be reflected in its results of operations in the fourth quarter of 1999. The amount of such gains will be dependent on existing market conditions at the time of sale. Interest expense associated with the intercompany loan was $0.4 million and $1.0 million for the three months and nine months ended September 30, 1999, respectively.

     Provision for Income Taxes. The provision for income taxes was $4.1 million and $2.6 million for the three months ended September 30, 1999 and 1998, respectively. The provision for income taxes was $14.4 million and $(4.5) million for the nine months ended September 30, 1999 and 1998, respectively. The Company's effective tax rate was 36.0% for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 53.0% for the nine months ended September 30, 1998. The Company's effective tax rate was higher than normal in the first quarter of 1998 as a result of the write-off of in-process research and development costs discussed above.

     Net Income (Loss). Net income for the three months ended September 30, 1999, was $7.4 million compared to $4.7 million for the corresponding period in 1998. Net income (loss) for the nine months ended September 30, 1999, was $25.6 million and $(4.0) million for the corresponding period in 1998. Basic and diluted earnings per share of common stock were $0.20 and $0.13 for the three months ended September 30, 1999 and 1998, respectively. Basic and diluted earnings per share of common stock were $.71 and $.70, respectively for the nine months ended September 30, 1999. Basic and diluted earnings (loss) per share of common stock was $(.12) for the nine months ended September 30, 1998.

     Recent Accounting Pronouncements. Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of

FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS. The Company has an Intercompany Credit Agreement with EDS under which the total amount outstanding at September 30, 1999 was approximately $26 million. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreement (including certain other credit agreements between EDS Finance PLC, a wholly-owned subsidiary of EDS, and certain non-U.S. subsidiaries of the Company) is $70 million. Amounts outstanding under the Intercompany Credit Agreement bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. The Intercompany Credit Agreement restricts the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreement. The Intercompany Credit Agreement terminates on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and requires that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%.

     The Company also has outstanding an Intercompany Note in the principal amount of approximately $8.5 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

     The Company's net cash provided by operations for the nine months ended September 30, 1999 decreased $31.9 million to $36.3 million from $68.2 million in the comparable period in the prior year. The decrease resulted primarily from increases in accounts receivable associated with the increasing revenues. The Company's net cash used in investing activities for the nine months ended September 30, 1999 decreased $78.7 million to $23.3 million from $102.0 million in the same prior year period. The decrease resulted primarily from cash payments made in the first quarter of 1998 in connection with the acquisition of the Solid Edge product line. Cash flows provided by (used in) financing activities decreased $81.1 million to $(20.5) million for the nine months ended September 30, 1999 from $60.6 million in the nine months ended September 30, 1998. This reflects $65.1 million of proceeds received from the Company's initial public offering of Class A Common Stock during 1998, as well as decreases in cash borrowings from EDS. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreement and cash generated from operations, should be sufficient for its operations for at least the next twelve months.

Year 2000

     The Year 2000 ("Y2K") problem refers to the concern that many existing computer programs may fail to accurately process date information beyond the year 1999 because such programs do not properly recognize and/or process years that begin with "20" instead of the familiar "19."

     With respect to the Company's current UGS software product offerings (Unigraphics, Solid Edge, Parasolid, EMS and iMAN applications referred to as "UGS Applications"), the Company believes that these product offerings are "Year 2000 compliant." The Company has conducted Y2K compliance reviews of Company-developed code for the current versions of Unigraphics, iMAN, Parasolid, Solid Edge and EMS software and believes this software to be compliant. Additionally, regarding third-party-supplied software contained within, or offered in conjunction with, UGS applications, the Company has either tested such code for Y2K compliance or has received assurances from third party suppliers that such code will be compliant prior to the Year 2000.

     Regarding software application products recently bought through the acquisitions of Applicon and dCADE, the Company understands from inquiry and representations that the currently-supported Applicon and dCADE application products are Y2K compliant. The Company is conducting additional inquiries to confirm this understanding.

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

     Of note, older versions of computer hardware and operating systems being used by UGS customers (including current Applicon and dCADE customers) may not be Y2K compliant. However, based on Company's interpretation of its agreements, the Company is not responsible for Y2K compliance of such hardware and operating systems.

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

     The Company, in conjunction with its parent EDS and separately, is in the process of reviewing, remediating, upgrading, and/or acquiring new internal business systems and services, including the implementation of the SAP enterprise resource planning software system. In accordance with the Management Services Agreement between the Company and EDS, the Company will continue using certain business systems of EDS in the near term. The business systems of EDS utilized by the Company principally include those that EDS has identified as "mission critical" systems, such as payroll, accounts receivable, accounts payable, tax administration and corporate administration. The Company has been advised by EDS that EDS has completed assessment, renovation, testing, and implementation of all of its mission critical projects.

     EDS and/or the Company have identified other projects related to the Company which are deemed to be non-mission critical. Non-mission critical systems include non-IT systems such as elevator operations, HVAC, and security systems. The Company also is in the process of reviewing non-mission critical systems of the Applicon and dCADE operations acquired by the Company. Based on information currently available, the Company believes that such system failures should not materially impact the business. Many of the non-mission critical projects will not be remediated for Y2K compliance for one or more reasons including retirement of the system and redundancy with other systems, among other reasons. The Company plans to, and understands EDS plans to, complete the remediation process for most non-mission critical projects identified for remediation by the end of the fourth quarter of 1999.

     Concurrently with EDS' remediation of mission-critical and other systems used by the Company, the Company has implemented in the United States, Canada, Germany, and the United Kingdom enterprise application software systems that have replaced many EDS mission critical systems. Such Y2K compliant enterprise application software packages, including general ledger, accounting, accounts payable and receivable, payroll, and others, were implemented in April 1999 in the United States. Certain new financial and other systems also were installed in Canada, Germany and the United Kingdom. The Company plans to phase in new enterprise systems in its other non-U.S. operations after 1999. If implementation of any such new internal system were unsuccessful, the Company would rely on remediated EDS or Y2K compliant previous Company systems until such time as new systems can be successfully installed. The Company had planned to install such new enterprise systems regardless of the Y2K problem; therefore, costs associated with these new systems have not been reflected in the costs associated with addressing the Company's Y2K issues.

     The Company also is in the process of reviewing for Y2K compliance other unique, internal business systems not included in the EDS systems or the new enterprise systems mentioned above, including internal systems used by Applicon and dCADE. Systems being reviewed include certain end user hardware, operating systems and applications, server hardware and software, telecommunications hardware, software and services, and other Company applications. Except for Applicon systems, Y2K reviews and remediation of most of these systems and services used in the United States have been completed. Y2K reviews of such systems and services (including Applicon and dCADE systems) used at international locations (and, in the case of Applicon systems, systems used in the United States) are in progress. In many cases compliance has been achieved by installing upgrades or revisions provided by third parties in accordance with existing agreements. In other cases, compliance has been achieved through Company remediation efforts or planned technology refresh purchases.

     Finally, with respect to suppliers and vendors of key products and services, in many cases the Company acquires such products and services using existing EDS purchase arrangements. The Company understands that EDS has queried its vendors regarding Y2K compliance. Using the results of its contacts with suppliers, EDS has compiled a database listing thousands of products and services and indicating which items are compliant. The Company has relied on this information in an attempt to ensure that certain items acquired from third party suppliers pursuant to EDS purchase agreements are Y2K ready. Although the Company cannot be certain that all mission critical and non-mission critical supplier products and services are Y2K ready, the Company plans to continue to study and evaluate the Y2K compliance of key vendors.

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

     The Company believes the worst case scenario would be the Company's inability to effectively implement the enterprise application software coupled with any unanticipated Y2K failure of EDS-remediated mission critical internal systems upon which the Company would have to rely until the enterprise system or a substitute is implemented. If these events were to occur, the Company would have to rely, in part, on manual processes or reinstallation of older systems resulting in increased costs and perhaps a material adverse impact on overall financial performance.

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

     In the near term, EDS will continue to provide many internal systems services to the Company (including purchasing, accounting, and billing system services) throughout Europe under the Master Services Agreement between EDS and the Company. Since January 1, 1999, EDS has been providing systems with the capability to trade with customers and suppliers in the euro currency. The Company has been informed that, by the fourth quarter of 1999, EDS' European systems will be updated to provide for dual reporting in euro currency and to allow migration from the existing currencies to the euro over the following two-year period. Concurrently, the Company is in the process of replacing and upgrading many of the internal systems currently provided by EDS. The new Company systems are planned to be operational throughout Europe on or before January 1, 2002, the end of the euro transition period, and will accommodate business in euros. Assuming timely upgrade of current systems and implementation of relevant replacement systems, the Company does not expect to incur any material incremental costs to update current systems or to install new systems having euro-related functionality. Although the Company currently has no reason to believe that relevant system improvements will be not be timely implemented, a failure to timely install internal systems to handle business in euros could have a material adverse affect on the Company's financial condition or results of operation.

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

Impact of Changes in Exchange Rates

     The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the nine months ended September 30, 1999, international revenue represented 52% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 26% and 13%, respectively, of total international revenue for the nine months ended September 30, 1999. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's operations.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                                 Description
     ---------------------------------------------------------------------------

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

     10.1  First Amended Unigraphics Solutions 401(k) Plan

     10.2 Form of Indemnification Agreement entered into between Unigraphics Solutions Inc. and certain officers and directors of Unigraphics Solutions Inc. (John A. Adams, Douglas E. Barnett, Michael L. Desmond, J. Davis Hamlin, John J. Mazzola, Gary B. Moore, Leo J. Thomas, J. Randall Walti, and William P. Weber) incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).

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


                                                UNIGRAPHICS SOLUTIONS INC.
                                           -------------------------------------
                                                          (Registrant)



                                        By  /s/ Douglas E. Barnett
                                           -------------------------------------
                                            Douglas E. Barnett, Vice President,
Date: November 10, 1999                    Treasurer and Chief Financial Officer