Form 10-K405
period 1999-12-31
UNIGRAPHICS SOLUTIONS INC
filed 2000-03-29
CIK 1055246

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was $136,769,634.

   As of March 1, 2000, there were 5,043,203 outstanding shares of the registrant's Class A Common Stock and 31,265,000 shares of registrant's Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2000 (the "2000 Proxy Statement") are incorporated by reference in Part III of this Form 10-K. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after registrant's fiscal year end of December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          UNIGRAPHICS SOLUTIONS INC.

                  FISCAL YEAR 1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
IMPORTANT RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.....................   2

PART I.
  Item 1.Business.........................................................   3
  Item 2.Properties.......................................................   8
  Item 3.Legal Proceedings................................................   9
  Item 4.Submission of Matters to a Vote of Security Holders..............   9
  Item 4A.Executive Officers..............................................   9
PART II.
  Item 5.Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  11
  Item 6.Selected Financial Data..........................................  11
  Item 7.Management's Discussion and Analysis of Financial Condition and
   Results of Operation...................................................  12
  Item 7A.Quantitative and Qualitative Disclosures about Market Risk......  25
  Item 8.Financial Statements and Supplementary Data......................  25
  Item 9.Changes In and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................  25
PART III.
  Item 10.Directors and Executive Officers of Registrant..................  26
  Item 11.Executive Compensation..........................................  26
  Item 12.Security Ownership of Certain Beneficial Owners and Management..  26
  Item 13.Certain Relationships and Related Transactions..................  26
PART IV.
  Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.  26
  Signatures..............................................................  29
Financial Statements

                               ----------------

             IMPORTANT RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   Information periodically provided by the Company and its spokespersons, including information contained in this Annual Report on Form 10-K, may contain forward-looking statements such as (1) statements and projections about the Company's future financial performance, including Solid Edge net cash flow projections, (2) the continued strong competition in the MCAD market, (3) the Company's expectation that it will be able to complete negotiations on a follow-on products and services agreement with its largest customer, General Motors Corporation, (4) the planned future decline in Company hardware revenues, (5) Euro conversion exposure and related costs, and
(6) market trends, product developments and other factors noted in this Annual Report on Form 10-K. These statements are based on estimates and assumptions of the Company's management at the time such statements are made. Such forward-looking statements are subject to various risks and uncertainties that may cause the Company's future results to differ from those disclosed or projected in a forward-looking statement, as detailed in "Risk Factors That May Affect Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 7 of this Annual Report on Form 10-K beginning on page 21.

                                    PART I

ITEM 1. BUSINESS

Development of Business

   Unigraphics Solutions Inc. ("UGS" or "Company") was incorporated in Delaware on October 2, 1997. Pursuant to a reorganization effective as of January 1, 1998 (the "Reorganization"), UGS became the successor to the mechanical computer-aided design ("MCAD") businesses of its parent, Electronic Data Systems Corporation ("EDS"). Prior to January 1, 1998, the MCAD businesses of EDS were operated within several business units of EDS. Between January 1, 1998 and June 23, 1998, UGS was a direct, wholly owned subsidiary of EDS. On June 23, 1998, a public offering (the "Offering") of 5,000,000 shares of Class A Common Stock of UGS was concluded. Currently, there are 5,043,203 Class A shares (not including the 1,907,036 unexercised Class A Common Stock options awarded under the Company's 1998 and 1999 Incentive Plans) and 31,265,000 Class B Common shares outstanding. EDS owns 100% of the outstanding Class B Common Stock of UGS representing approximately 98.4% of the combined voting power of all classes of voting stock of UGS.

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

   UGS also completed two acquisitions in 1999. On July 28, 1999 the Company's German subsidiary, Unigraphics Solutions GmbH, purchased the shares of the Berlin-based dCADE Gesellschaft fur Produktionsinformatik mbH ("dCADE"), including all rights to dCADE's software and business portfolio. dCADE is operating as a separate unit of Unigraphics Solutions GmbH. Similarly, at the end of August 1999, the Company purchased most of the worldwide assets of Applicon, Inc., including Applicon's Bravo(R) software assets and related business. The combined purchase price for these transactions was $10.4 million.

Business Overview

   UGS is a leading global provider of collaborative product design and development software and services. Company software products include mechanical computer-aided design ("CAD"), computer-aided engineering ("CAE"), computer aided manufacturing ("CAM") and product data management ("PDM") software products and related services. In this report, the CAD/CAE/CAM/PDM market is sometimes referred to as the mechanical computer-aided design or "MCAD" industry. The Company's products and services currently are used for product development, engineering and manufacturing principally in the automotive and transportation, aerospace, consumer products, equipment and machinery, and electronics industries. The Company's software products allow customers to reduce design, engineering and manufacturing costs and to minimize the time between a product's inception and its introduction to the market while simultaneously improving product quality. MCAD systems produce large volumes of data that can be managed by the Company's product data management software. The Company's PDM software makes the most current product data readily accessible to all appropriate users throughout a manufacturing enterprise.

   Because the Internet now delivers digital models produced by CAD systems to the desktop, an increasing number of people can access "virtual products." The web provides an opportunity to expand the use of, and access to, CAD data by internal users and external suppliers and customers, thus increasing the value of CAD data and related information across an extended enterprise. This broad, undefined and often spontaneous company/supplier/customer interaction is called Collaborative Commerce ("c-Commerce"). The digital model produced by UGS design and development software is the cornerstone of c-Commerce; and UGS, together with its c-Commerce partners are providing software applicatons and services which enable c-Commerce and leverage the capabilities and value of digital product models.

Products

   The Company offers a broad line of design, analysis, manufacturing, and PDM software products that meet the diverse needs of its customer base which includes a spectrum of companies from multinational corporations to small machine shops. The Company's software applications are based upon five core product lines:

  . Unigraphics(R). Unigraphics software is a suite of high-end software applications for large scale Unix and Windows NT-based design, manufacture and assembly projects. For the years ended December 31, 1999, 1998 and 1997, approximately half of the Company's software revenues were attributable to Unigraphics software sales. Unigraphics is available in four scalable, pre-configured software bundles that can be tailored to meet a customer's feature, function and price requirements. All four bundles are built upon certain core modules. In addition, the Company has created specialized modules to provide specific features. The Company has designed Unigraphics with an open, object-oriented architecture to allow users and third parties to create applications that can be integrated with Unigraphics.

  . Solid Edge(R). Solid Edge is a mid-range, easy-to-use Windows MCAD modeling system for mechanical part and assembly design that incorporates high-performance computer design functions into an affordable package. Solid Edge was developed specifically as a native Windows application, is available on Windows operating systems and is fully integrated into the Windows environment. Solid Edge software is used in machinery, consumer electronics, other consumer product producers and other manufacturing industries.

  . Parasolid(R). Parasolid is a geometric modeling kernel used widely in CAD/CAM/CAE software. The Company has invested over 350 man years in Parasolid development. Today it is one of the fastest and most robust kernel modelers in the world. It is available to the entire MCAD community. It is the kernel modeler that is used in the Unigraphics high-end system and the Solid Edge mid-range product, and it has become a catalyst for the growth of the mid-range MCAD market.

  . iMAN(R). iMAN is a product data management software application that organizes, manages, and distributes throughout the manufacturing enterprise the product and process information used in the design and development of products. Using iMAN, enterprise functions such as product design, manufacturing, engineering, planning, scheduling and other organizations can globally access and manage applicable data such as CAD files, bills of material, specifications and purchase orders.

  . ProductVision(TM). ProductVision consists of visualization software applications that allow technical as well as non-technical users to view, mark-up and analyze two-dimensional and three-dimensional product information. ProductVision enables customers to communicate and collaborate within the extended enterprise early in the design and development process.

   The Company also sells computer hardware to customers on an as-needed basis. The Company purchases hardware for resale to customers from a variety of well-known computer hardware suppliers. In 1996, the Company began de-emphasizing hardware sales in order to focus on the provision of higher margin software products and consulting-type services. In 1999 the Company entered into an alliance arrangement with a hardware distributor under which the Company will refer certain UGS customers to the distributor for the acquisition of hardware and related services and under which both parties will benefit from the sale of hardware and related services.

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

Sales and Distribution Methods

   License Agreements. The Company typically charges a fixed license fee per seat for Unigraphics, Solid Edge, iMAN, ProductVision and other software based upon the number of modules and features within each seat. Typically, the customer receives a perpetual license for each of these products. The license fee often includes short-term maintenance and integration services as well as training services. The Company normally provides maintenance services to its customers on an annual basis with automatic renewals, subject to certain termination provisions. The Company usually licenses Parasolid software directly to value-added resellers ("VARs") or distributors who embed Parasolid products in their own proprietary software. These customers typically pay an initial development license fee for the use of Parasolid and royalty payments related to sales of their own proprietary software products. A small number of customers license Parasolid solely for use in their own internal operations.

   Direct Sales and Distributors. The Company has a worldwide direct sales force and distributor network. The Company's direct sales force is organized by geographic zones covering North and South America; Europe, Africa, the Middle East and South Asia; and Asia-Pacific. Each regional zone operates autonomously, but industry groups, which focus on the automotive and transportation and aerospace industries, have been organized from a cross-section of sales, marketing and technical personnel in each region. Unigraphics, iMAN, and ProductVision are primarily marketed and sold by the Company's direct sales force. The sales cycle for such "high-end" products can take up to a year or longer and could involve extensive competitive processes, including technical benchmarking and multi-stage business proposals. The Company currently markets and sells Solid Edge primarily through its VARs and distributors, with support from Company-generated marketing materials as well as shared support of industry trade shows and seminars, advertising within trade publications and journals and direct mail and telemarketing solicitation programs. Additionally, the Company has entered into innovative distribution agreements such as the arrangement with Dell Computer under which Dell hardware customers have the option to order equipment pre-loaded with Solid Edge software. The customer can either license the software on a trial or permanent basis. Similarly, the Company has entered into partnership arrangements with government sponsored agencies such as the Hong Kong Productivity Council and GINTIC Institute of Manufacturing Technology of Singapore under which such agencies distribute, or sponsor the distribution of, specially-configured Solid Edge software or bundles to local companies. The sales cycle for the Solid Edge product typically is shorter than the sales cycle for Unigraphics, Parasolid, ProductVision and iMAN products.

   The Company endeavors to ship software products within one to five days of acceptance of orders, except in the case of large installations to new customers which often take longer due to preparation and training periods prior to software shipment. Because most software products are shipped within a few days of order acceptance, the backlog is not indicative of future sales or revenues.

   Business Partnerships. The Company has established two business partnership programs, the Alliance Program and the Voyager Program, to facilitate relationships with various software developers to ensure that the Company's software products are fully integrated with other software products in the MCAD market. The Alliance Program is an extensive and growing group of niche software suppliers that provide specialized software applications to be used in conjunction with Company's Unigraphics and iMAN software. The Company typically enters into joint marketing agreements with Alliance Program software suppliers whereby the Company and the software suppliers undertake joint marketing and promotional efforts. The Company provides its customers with both print and online catalogs listing the names of the Alliance Program members and the software that each member provides. The Voyager Program is a worldwide consortium of leading software vendors offering products that complement Solid Edge's mechanical design and drafting capabilities. The typical Voyager Program agreement provides for joint marketing and promotional activities.

Customers

   The Company's customers come from a wide range of industries. In 1999, no single customer accounted for more than ten percent of total Company revenues. General Motors Corporation is the single largest Company customer. In 1996, GM and EDS signed the Unigraphics Corporate Software License Agreement (the "Site License") in which GM selected Unigraphics software as GM's only vehicle development software platform. By recognizing Unigraphics software as its single MCAD product development system, GM expressed its intent to consolidate its usage of MCAD software systems. Under the Site License, GM has installed approximately 10,000 seats of Unigraphics and was entitled to install up to 10,000 iMAN seats. Additionally, the Site License covered the provision of maintenance and other services to GM. The Site License was due to expire in mid-1999; however, the agreement was extended on a month-to-month basis pending renegotiation of a follow-on agreement. The Company and GM currently are in the final stages of negotiation leading toward agreement on a follow-on contract covering primarily software maintenance, development, and other services.

Seasonality

   Historically, the Company has experienced uneven sales over the course of a calendar year with the fourth quarter typically being the strongest quarter. Also, the last month of each quarter often has the largest sales volume for that quarter. Future quarterly results could be negatively influenced by order deferrals resulting from, for example, changes in economic conditions, declining market demand, and other customer priorities. Please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Risk Factors That May Affect Future Results--Significant Quarterly Fluctuations," below for additional information.

Research and Product Development

   The MCAD industry is characterized by rapid technological innovation and change. The Company's competitiveness in the market depends in large part upon its ability to develop and incorporate into new product offerings the advances in technology demanded by its customers. The Company develops most of its new or enhanced product functionality using its internal research and development staff composed of approximately 500 people located primarily at seven worldwide research and development offices. Major enhancements of the Company's core software products are distributed approximately twice each year. The Company also purchases or licenses certain technology from third parties and embeds such technology in its products. Finally, the Company works closely with its Alliance and Voyager partners to facilitate the development by such partners of products complementary to the Company's products.

   During 1999, the Company spent about $71 million on software research and development, constituting approximately 15% of its total revenue. In 1998 and 1997, the Company had software research and development expenditures of approximately $64 million and $48 million, respectively, or approximately 16% of total revenue in 1998 and 15% of total revenue in 1997.

Intellectual Property

   The Company relies on a combination of contracts, copyrights, patents, and common law rights such as trade secret and unfair competition laws to establish and protect the proprietary rights to its technology. The Company distributes its products under software licenses that grant customers licenses to, rather than ownership of, the Company's products and that contain various provisions protecting the Company's ownership and confidentiality of the licensed technology. The source code for Unigraphics, iMAN, ProductVision, and Parasolid software is protected as a trade secret and as an unpublished copyright work and, in certain instances, with patents. However, no assurances can be made that others will not copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright, trade secret and patent protection or enforcement may be unavailable or limited in certain countries. The Company believes that, because of rapid technological advances within the industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of the technology.

   The Solid Edge Acquisition involved (i) the direct transfer to the Company of the intellectual property rights unique to the Solid Edge and EMS products and (ii) a perpetual, royalty-free license to the Company for certain patents, patent applications and other intellectual property for the Solid Edge and EMS products that are also used across other Intergraph business lines and in other Intergraph products. Similarly, the Company's acquisition of the assets of Applicon and dCADE included the transfer of intellectual property rights to Applicon's Bravo(R) products lines and other Applicon and dCADE products. The Company has the right to modify and improve all acquired or licensed intellectual property and to own any modifications or improvements that it makes.

   Unigraphics Solutions, Unigraphics, Solid Edge, Parasolid, iMAN, and Bravo among others, are trademarks that are registered to, and owned by, the Company. The Company has trademark applications pending in the United States and many foreign countries for other marks, including ProductVision.

Competition

   Markets for the Company's products are highly competitive and are characterized by rapidly changing technology and evolving standards. The Company's competitors include (i) generalist MCAD and product development software companies that offer broad-range systems, such as Autodesk Inc., Dassault Systemes, Parametric Technology Corporation, and Structural Dynamics Research Corporation, (ii) specialist software developers whose product lines are focused on CAD, CAM, CAE or PDM products, (iii) enterprise resource planning ("ERP") software providers, and (iv) numerous smaller niche software developers.

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

Regulation

   Various aspects of the Company's business are subject to United States and foreign jurisdiction regulation which, depending upon the nature of the noncompliance, could result in the termination or loss of business or the imposition of damages, fines or criminal penalties. Such regulations that might affect Company business include United States Export Control laws and regulations that prevent the Company from licensing certain technology to companies or government agencies in certain countries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Risk Factors That May Affect Future Results--Risks Associated with International Operations."

Employees

   As of March 1, 2000, the Company employed over 2,700 persons who conduct business in approximately 100 offices worldwide. The Company's future success will depend, in part, on its ability to attract, retain and motivate highly qualified technical, engineering, marketing and management personnel. None of the Company's U.S. employees are represented by a labor union.

Other Information

   Financial information about industry and geographic segments is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Results of Operations," "Revenues" and in Note 10 of the Notes to Consolidated Financial Statements, "Segment Information" of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

   As of March 1, 2000, the Company had approximately 34 locations operating in 24 states and 32 cities in the United States and approximately 65 locations in 60 cities in 29 countries outside the United States. The Company occupies approximately 810,000 square feet of space. All space is leased.

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

   The Company's principal operating locations are as follows: The Company's corporate headquarters is located in St. Louis, Missouri, where it subleases from EDS approximately 96,000 square feet of office space for general and administrative, marketing, research and development and consulting services activities. That sublease will expire in September 2001. The Company subleases approximately 127,000 square feet of office space in Cypress, California from EDS until the expiration of EDS' lease in June 2002. The Cypress facility is the Company's principal technical development and support center, where the principal activities and functions include research and development, a global technical access center, consulting services, product manufacturing and distribution, marketing, demonstration and training, and general administration. The Company's European headquarters is located in Fleet, Hampshire, United Kingdom. This facility is being sublet from EDS until expiration of EDS' master lease in 2001. Activities at the United Kingdom office include oversight of European operations, marketing and finance. The Company's Asia Pacific headquarters is located in Hong Kong where 9,500 square feet is leased through 2002. The headquarters for Germany and Eastern Europe is in Cologne, Germany, where the Company subleases 26,500 square feet of office space from EDS until the expiration of EDS' master lease in 2007. Activities at the Cologne office include research and development, customer training and general administration. The headquarters for Solid Edge operations is in Huntsville, Alabama. The Company leases approximately 38,500 square feet under a lease that will expire in 2003. The Company leases 46,000 square feet office space in Livonia, Michigan for sales, training, customer service, and General Motors support. The Livonia location also contains a collaborative engineering facility and an innovation conference center. The lease will extend to February 2009. Finally, UGS leases about 17,000 square feet in Troy, Michigan. The Troy facility houses development and General Motors support personnel, and the lease expires in July of 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None submitted

ITEM 4A. EXECUTIVE OFFICERS OF UNIGRAPHICS SOLUTIONS INC.

Name                  Age Position
----                  --- --------
Jeffrey M. Heller....  60 Chairman of the Board

Richard L. deNey.....  50 Vice Chairman of the Board

John J. Mazzola......  56 President and Chief Executive Officer

Anthony J. Affuso....  53 Vice President, Products and Operations

Douglas E. Barnett...  40 Vice President, Chief Financial Officer and Treasurer

Donald E. Davidson...  59 Vice President, Asia-Pacific

Michael L. Desmond...  55 Vice President, Human Resources

James Duncan.........  62 Vice President, Europe

Dennis P. Kruse......  50 Vice President, Americas

Robert F. Loss, III..  59 Vice President, Chief Information Officer

Richard W. Schenk....  56 Vice President, Business Planning and Communications

J. Randall Walti.....  53 Vice President, General Counsel and Secretary

   Jeffrey M. Heller has been a Company director and Chairman of the Company's Board of Directors since January 1, 1999. He has been President and Chief Operating Officer of EDS since the split-off of EDS from General Motors Corporation on June 6, 1996. He has been a director of EDS since 1983. Mr. Heller was a Senior Vice President of EDS from 1984 until the split-off. He joined EDS in 1968 and has served in numerous technical and management capacities. He is also a director of Mutual of Omaha and Trammell Crow Company.

   Richard L. deNey has been a Company director and Vice Chairman of the Board since October 1999. He has been Senior Vice President of EDS, responsible for strategic planning and business development, since August 1999. From January 1995 to August 1999, Mr. deNey was Executive Vice President of Corporate Strategy and Development at Borden, Inc. Prior to that time, Mr. deNey had served in various management positions at several investment banking firms.

   John J. Mazzola was appointed President and Chief Executive Officer of the Company on January 1, 1998 and has been a director since June 1998. From 1992 to December 1997, Mr. Mazzola served as the President of the Unigraphics division of EDS. Prior to 1992, Mr. Mazzola served as President of McDonnell Douglas Systems Integration ("MDSI"), the predecessor to the Unigraphics division of EDS. Prior to 1992, Mr. Mazzola held numerous positions within MDSI, including Vice President of Manufacturing and Engineering, Director of Marketing, Vice President of Check Card Systems and Vice President of Research and Development.

   Anthony J. Affuso was appointed Vice President, Products and Operations of the Company on January 1, 1998. From March 1992 to December 1997, Mr. Affuso served as the Vice President of Software Development and Marketing of the Unigraphics division of EDS, with responsibility for research and development for the Company's core products. From September 1989 to March 1992, Mr. Affuso was in charge of the business unit of EDS which automated GM's worldwide engineering, computing, communications and information management infrastructure.

   Douglas E. Barnett was appointed Vice President, Chief Financial Officer of the Company on March 2, 1998. From January 1996 to March 1998, Mr. Barnett served as Vice President and Corporate Controller of Giddings & Lewis, Inc. ("Giddings & Lewis"), a publicly traded company and the largest supplier of industrial automation products in North America. From 1991 to 1996, Mr. Barnett served as Treasurer of Giddings & Lewis.

   Donald E. Davidson was appointed Vice President, Asia Pacific of the Company on January 1, 1998. Mr. Davidson served as Managing Director of the Asia Pacific Region for the Unigraphics division of EDS from November 1991 to December 1997 with responsibility for all direct and indirect sales and support activities covering Japan, Korea, Greater China, South East Asia and Australia.

   Michael L. Desmond was appointed Vice President, Human Resources effective July 14, 1999. From March 1, 1998 until July 14, 1999, he was the executive in charge of Company human resource functions. From July 1994 to February 1998, Mr. Desmond served as Vice President, Human Resources for Global One (formerly Sprint International). Prior to July 1994, Mr. Desmond served in a variety of executive human resource positions with several Fortune 500 companies.

   James Duncan was appointed Vice President, Europe of the Company on January 1, 1998. Mr. Duncan oversees operations in 32 countries located throughout Europe, South Asia, the Middle East and Africa. Mr. Duncan served as Managing Director of the European operations for the Unigraphics division of EDS from November 1991 to December 1997.

   Dennis P. Kruse was appointed Vice President, Americas of the Company on January 1, 1998. Mr. Kruse served as Vice President--Sales, Americas for the Unigraphics division of EDS from April 1994 to December 1997 with responsibility for sales, pre- and post-sales support, training and technical sales support. From 1987 to 1994, Mr. Kruse served as Director of the Western Region for the Unigraphics division of EDS and, prior to 1991, he was employed by MDSI.

   Robert F. Loss, III was appointed Vice President, Chief Information Officer of the Company on January 1, 1998. From March 1992 to December 1997, Mr. Loss served as the Vice President of Operations of the Unigraphics division of EDS with responsibility for software documentation and media manufacturing, product delivery, customer services, product support, educational services and internal management of information systems. Prior to 1992, Mr. Loss held numerous positions within MDSI, including Vice President of Development and Operations, Director of Product Management and Director of Business Management and Marketing.

   Richard W. Schenk was appointed Vice President, Business Planning and Communications on July 14, 1999. He held a similar executive position for the Company between January 1998 and July 1999. Mr. Schenk has responsibility for corporate market positioning, global marketing collateral, external web design and major business planning programs. From 1992 through December 1997, Mr. Schenk served as director of Corporate Marketing Communications of the Unigraphics division of EDS with responsibility for global marketing collateral development and distribution.

   J. Randall Walti was appointed General Counsel of the Company on April 1, 1998 and was appointed Vice President and Secretary of the Company effective May 19, 1999. From June 1996 to April 1998, Mr. Walti served as managing attorney in charge of the EDS Legal staff supporting the EDS-General Motors split-off team. From July 1993 to May 1996, Mr. Walti served as SSU Director of the EDS Legal Commercial Contracting Group. From April 1985 through June 1993, Mr. Walti held numerous legal and management positions within EDS Legal. Prior to that time, Mr. Walti served on the legal staff of Bell Atlantic. Before joining the Bell Atlantic Legal staff, Mr. Walti served on active duty in the United States Air Force in a variety of systems acquisition and intelligence assignments.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock of Unigraphics Solutions Inc. is listed on the New York Stock Exchange ("NYSE") under the symbol "UGS" and has been traded since June 23, 1998. The table below shows the range of reported per share sales prices on the NYSE Composite Tape for the Class A Common Stock for the periods indicated.

                                                                High     Low
                                                              -------- --------
      1998 Calendar Quarter
          Second Quarter (commencing June 23, 1998).......... $14.9375 $14.0000
          Third Quarter...................................... $13.8750 $ 6.5000
          Fourth Quarter..................................... $16.0000 $ 6.7500

                                                                 High     Low
                                                               -------- --------
      1999 Calendar Quarter
          First Quarter....................................... $20.3750 $13.3750
          Second Quarter...................................... $18.8125 $14.5000
          Third Quarter....................................... $36.4375 $18.2500
          Fourth Quarter...................................... $30.3750 $19.8750

   The last reported sale price of the Class A Common Stock on the NYSE on March 24, 2000 was $30.50. As of March 24, 2000, the approximate number of record holders of Class A Common Stock was 3,400.

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

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data of the Company with respect to each of the five years in the five-year period ended December 31, 1999 are derived from the financial statements of the Company prepared in accordance with generally accepted accounting principles. The selected historical statement of operations and balance sheet data for each of the years in the four-year period ended December 31, 1999 and as of December 31, 1999, 1998, 1997 and 1996, respectively, as set forth in the following table are derived from the financial statements of the Company, which were audited by KPMG LLP, independent certified public accountants. The selected statement of operations and balance sheet data presented below as of December 31, 1995 are derived from the unaudited financial statements of the Company which, in the opinion of management of the Company, included all adjustments necessary for a fair presentation of the results of such unaudited periods. The historical financial information may not be indicative of the Company's future performance and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company operated as a separate, stand-alone entity during the periods covered. The following information should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                         Years ended December 31,
                             -----------------------------------------------------
                               1999       1998       1997       1996       1995
                             ---------  ---------  ---------  ---------  ---------
                                 (in thousands, except per share amounts)
   Operating Results:
     Revenues..............  $ 467,950  $ 403,571  $ 314,593  $ 414,209  $ 267,622
     Cost of revenues......   (167,251)  (163,925)  (129,124)  (139,820)  (109,065)
     Selling, general, and
      administrative
      expenses.............   (167,389)  (139,174)  (102,759)   (92,444)   (85,031)
     Research and
      development..........    (70,963)   (63,577)   (47,979)   (47,166)   (43,654)
     In-process research
      and development......     (2,386)   (39,440)       --         --         --
     Operating income
      (loss)...............     59,961     (2,545)    34,731    134,779     29,872
     Other income..........      5,272     10,036      5,092        106        129
     Provision for income
      taxes................    (23,484)    (1,253)   (14,810)   (51,549)   (11,625)
                             ---------  ---------  ---------  ---------  ---------
     Net income............  $  41,749  $   6,238  $  25,013  $  83,336  $  18,376
                             =========  =========  =========  =========  =========

                                         Years ended December 31,
                             -----------------------------------------------------
                               1999       1998       1997       1996       1995
                             ---------  ---------  ---------  ---------  ---------
                                 (in thousands, except per share amounts)
   Per Share Data (1):
     Basic earnings per
      share of common stock
      .....................  $    1.15  $    0.18  $    0.80  $    2.67  $    0.59
     Diluted earnings per
      share of common
      stock................  $    1.14  $    0.18  $    0.80  $    2.67  $    0.59
   Financial Position (at
    period end):
     Current assets........  $ 155,575  $ 142,594  $ 122,012  $ 173,237  $  78,324
     Property and
      equipment, net.......     33,110     26,467     19,821     18,380     14,226
     Operating and other
      assets...............     85,592     88,592     24,957     39,589     54,357
     Total assets..........    274,277    257,653    166,790    231,206    146,907
     Long-term debt........     35,220     55,130        --         --         --
     Stockholders'
      equity/net
      investment...........    123,402     89,180     88,350    132,147     90,770

--------
(1) For purposes of the calculations of basic and diluted earnings per share for the years ended December 31, 1995-1997, 31,265,000 shares of Class B Common Stock are outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company generates revenue primarily from the licensing of MCAD software products, provision of software consulting and support services and the sale of computer equipment to users of the Company's products. The Company operates business units in the United States and in 29 other countries. The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

   Effective as of January 1, 1998 in conjunction with the Reorganization, the Company succeeded to the MCAD business of EDS, which business previously had been operated within several business units of EDS. The Company's historical financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of EDS prior to the Reorganization and may not be indicative of actual results of operations and financial position of the Company subsequent to the Reorganization.

   In 1996, EDS and GM signed the Unigraphics Software Corporate License Agreement (the "EDS/GM Site License" or "Site License") for Unigraphics software and related services. The Site License was a three-year arrangement that consisted of three elements: (1) a perpetual license of the Unigraphics and iMAN software for up to 10,000 seats; (2) maintenance for the installed software; and (3) a specified upgrade to be delivered by a non-Unigraphics business unit of EDS on a when-and-if available basis. The contract did not require any significant modification or customization of the software. The contract price was approximately $178.0 million, of which approximately $110.3 million was attributed to the software license element, approximately $64.3 million was attributable to maintenance support and approximately $3.7 million was attributed to the specified upgrade. Revenue related to the specified upgrade was not recorded by the Company since such upgrade was delivered to the customer by a non-Unigraphics business unit of EDS. The license fee was payable over three years in monthly installments of approximately $3.1 million. Maintenance revenue was recognized over the term of the agreement based generally on the deployment schedule. The Company recognized Site License software license revenue of approximately $110.3 million in 1996. The Site License with respect to the on-going provision of maintenance services and other items has been extended on a month-to-month basis since mid-1999 pending renegotiation of a follow-on agreement. The Company and GM currently are in the final stages of negotiation leading toward a follow-on contract covering primarily software maintenance, development and other services.

   Prior to the Site License, GM received software and maintenance services on a monthly basis pursuant to a term lease agreement which was cancelable upon notice. In connection with the Reorganization, EDS and the Company entered into a subcontract with EDS pursuant to which the Company received the revenue and performed substantially all of EDS' obligations under the Site License subsequent to the Reorganization. If the EDS/GM Master Service Agreement or the follow-on agreement to the Site License were to be terminated, the Company's financial condition and results of operations would be materially adversely affected.

   Effective January 1, 1998, the Company and EDS entered into a Management Services Agreement, pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax, and similar administrative services. Amounts charged to the Company under this agreement approximate EDS' cost of providing the services plus a fixed fee equal to 0.5% of the Company's total revenues. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service on or after January 1, 2000 with prior notice of not less than five months, or earlier if the parties mutually agree. The Company's historical financial statements include an allocation of corporate general and administrative costs in the amount of approximately 2.1% of total revenues per year. Management believes that this percentage, which is based on an analysis of the services and estimated costs of such services provided to the Company by EDS, is reasonable. However, there can be no assurance that such costs will be indicative of costs to be incurred under the Management Services Agreement or in transactions with unrelated third parties. The Company paid EDS $6.4 million for such services in 1999 and 1998; and currently is negotiating with EDS relative to the 2000 services and charges. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with third party suppliers of such services.

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

   In projecting net cash flows resulting from Solid Edge 5.0, the Company estimated revenues, cost of sales, research and development, selling, general and administrative and income taxes for such software. These estimates were based on the following assumptions at the time of acquisition:

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

  . Royalty income on the Parasolid kernel was expected to be received by the Company from outside parties. The royalty income associated with Solid Edge 5.0 was assumed to be 6.0%, the standard royalty rate for the Parasolid kernel. Because of the declining value of Solid Edge 5.0 over the future periods, the royalty income associated with Solid Edge 5.0, to determine the research and development valuation, was reduced accordingly from 6.0% in 1998 to 3.7% in 2002.

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

   Revenues of Solid Edge 5.0 subsequent to the completion of development are lower than those used in projected net cash flows for the purchase price because of a three-month delay in the integration of Solid Edge distribution channels into the Company's existing distribution network and because of weaker than anticipated performance by the distributors. In addition, research and development expenses associated with Solid Edge 5.0 also have been lower than those used in the projected net cash flows. As a result of the preceding factors, actual net cash flows approximate those used in the original projections. Management believes that the original projections of net cash flows from Solid Edge 5.0 are reasonable.

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

Results of Operations

   Revenues. The following tables summarize the Company's revenues for each of the years ended December 31, 1999, 1998 and 1997 by revenue type and geographic region.

                                Revenue by Type
                               ($ in thousands)

                                                        1999     1998     1997
                                                      -------- -------- --------
      Software....................................... $198,936 $157,662 $115,479
      Services.......................................  234,205  187,120  137,794
      Hardware.......................................   34,809   58,789   61,320
                                                      -------- -------- --------
          Total...................................... $467,950 $403,571 $314,593
                                                      ======== ======== ========

                         Revenue by Geographic Region
                               ($ in thousands)

                                                        1999     1998     1997
                                                      -------- -------- --------
      Americas:
        United States................................ $218,946 $186,274 $142,777
        Other Americas...............................   16,256   15,778   15,578
      Europe.........................................  177,379  155,110  114,422
      Asia Pacific...................................   55,369   46,409   41,816
                                                      -------- -------- --------
          Total...................................... $467,950 $403,571 $314,593
                                                      ======== ======== ========

                                                        1999     1998     1997
                                                      -------- -------- --------
      United States.................................. $218,946 $186,274 $142,777
      Total Foreign..................................  249,004  217,297  171,816
                                                      -------- -------- --------
          Total...................................... $467,950 $403,571 $314,593
                                                      ======== ======== ========

   The Company classifies its software and hardware revenue by region based on the geographic location of the Company's business unit in which the software license or equipment is sold. Services are classified by the geographic location in which the activity is performed.

   The following table sets forth, as a percentage of total revenue, statement of operations data of the Company for the years ended December 31, 1999, 1998 and 1997. These operating results are not necessarily indicative of results for any future periods.

                                                                Years ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
      Revenue:
        Software..............................................  43%   39%   37%
        Services..............................................  50    46    44
        Hardware..............................................   7    15    19
                                                               ---   ---   ---
          Total revenue....................................... 100%  100%  100%
                                                               ===   ===   ===
      Cost of revenue:
        Software:
          Amortization........................................   5%    5%    5%
          Royalties, distribution and other...................   4     5     4
        Services..............................................  21    19    18
        Hardware..............................................   6    12    14
                                                               ---   ---   ---
          Total cost of revenue...............................  36    41    41
                                                               ---   ---   ---
      Gross profit............................................  64%   59%   59%
                                                               ===   ===   ===

                                                                Years ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
      Operating expenses:
        Selling, general and administrative...................  35%   34%   33%
        Research and development..............................  15    16    15
        In-process research and development...................   1    10   --
                                                               ---   ---   ---
          Total operating expenses............................  51    60    48
                                                               ---   ---   ---
      Operating income (loss).................................  13    (1)   11
      Other income, net.......................................   1     3     2
                                                               ---   ---   ---
      Income before income taxes..............................  14     2    13
      Provision for income taxes..............................   5   --      5
                                                               ---   ---   ---
      Net income..............................................   9%    2%    8%
                                                               ===   ===   ===

   Revenue for the Company was $468.0 million in 1999, an increase of 16% over the $403.6 million in 1998. In 1998, the Company's revenues increased $89.0 million or 28% as compared to 1997 revenue.

   Software revenue increased $41.2 million, or 26.1%, to $198.9 million for 1999. The increase resulted from strong sales demand in all geographic and industry areas as well as the addition of the Solid Edge/EMS product line for the entire year. For 1998, software revenues increased $42.2 million to $157.7 million. The revenue resulted from strong sales demand in all geographic and industry areas as well as the addition of the Solid Edge/EMS product line.

   Services revenue increased $47.1 million, or 25%, to $234.2 million in 1999 from $187.1 million in 1998. In 1998, services revenues increased $49.3 million, or 36%, from $137.8 million in 1997. The increases in both 1999 and 1998 are primarily attributable to increased maintenance revenue due to continued growth in the Company's installed customer base and to additional maintenance revenues associated with acquisitions. Additionally in 1999, consulting services increased in both the Americas and European zones as a result of increases in funded development and integration services.

   Hardware revenue decreased $24.0 million, or 41%, to $34.8 million in 1999 from $58.8 million in 1998. Hardware revenue also decreased $2.5 million, or 4%, in 1998 from $61.3 million in 1997. These decreases reflect the Company's decision in late 1996 to deemphasize hardware sales in order to focus on higher margin software sales and consulting services. Hardware revenue is expected to continue to decline in the future.

   The Company derived 53%, 54% and 54% of its revenue from international operations in 1999, 1998 and 1997, respectively. Results of operations of the Company were not materially affected by the financial instability in Asia Pacific markets in late 1997 and continuing through 1998.

   Gross Profit. The Company's gross profit was $300.7 million in 1999 as compared to $239.6 million in 1998, an increase of $61.1 million. The Company's gross profit in 1998 increased $54.1 million from $185.5 million in 1997. The gross profit margin for 1999 was 64% as compared to 59% in 1998 and 1997.

   Gross margin on software revenues increased $39.2 million, or 34%, to $155.9 million in 1999 as compared to $116.7 million in 1998. This increase resulted primarily from strong revenue growth that more than offset the additional amortization of goodwill and software intangibles arising from the Solid Edge Acquisition. In 1998, software gross margins increased $29.2 million from 1997. Gross profit margins were 78%, 74% and 76% in 1999, 1998 and 1997, respectively.

   Gross profit on service revenues increased $24.9 million, or 22%, to $138.1 million in 1999 from $113.2 million in 1998. The increase in 1999 resulted from higher revenues partially offset by slightly lower margins for maintenance and professional services. Gross profit on service revenues increased $32.5 million in 1998 from 1997. The increases resulted primarily from improved margins on professional services. Gross profit margins were 59%, 61% and 59% in 1999, 1998 and 1997, respectively.

   Gross profit on hardware revenues decreased $3.1 million, or 32%, to $6.6 million in 1999 from $9.7 million in 1998. Gross profit on hardware revenues decreased $7.5 million, or 44% in 1998 from 1997. The decrease in 1999 resulted from lower revenues partially offset by higher margins. The decrease in 1998 resulted from reductions in finders fees paid to the Company by hardware vendors and a change in the mix of hardware sales to lower margin computers. Gross profit margins were 19%, 17% and 28% in 1999, 1998 and 1997, respectively.

   Selling, General and Administrative Expenses. In 1999, selling, general and administrative expenses totaled $167.4 million, an increase of $28.2 million from $139.2 million in 1998. Selling, general and administrative expenses in 1998 increased $36.4 million over 1997. Selling, general and administrative expenses represented 36%, 34% and 33% of total revenues in 1999, 1998 and 1997, respectively. Selling costs comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. The increases in selling, general and administrative costs were principally due to increases in commissions and bonuses resulting from continued strong sales growth, increased staffing to support higher revenue growth, costs arising during 1998 and 1999 from the implementation and operation of the SAP enterprise resource planning system and, in 1999, additional employee costs associated with the acquisitions.

   Research and Development Costs. Research and development costs were $71.0 million, $63.6 million and $48.0 million in 1999, 1998 and 1997, respectively. Research and development costs as a percentage of total revenue were 15%, 16% and 15% in 1999, 1998 and 1997, respectively. Research and development costs as a percentage of total revenue were lower in 1999 than in 1998 because of lower cost growth following heavy investment in 1998 on the Solid Edge acquisition and initiatives related to the Company's iMAN and ProductVision software products.

   In-Process Research and Development Costs. In-process research and development costs of $2.4 million and $39.4 million in 1999 and 1998, respectively, resulted from the Applicon and dCADE acquisitions in 1999 and the Solid Edge acquisition in 1998.

   Operating Income (Loss). Operating income (loss) was $60.0 million, ($2.5) million and $34.7 million in 1999, 1998 and 1997, respectively, as a result of factors described above.

   Other Income, Net. Other income, net was $5.3 million, $10.0 million and $5.1 million in 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, the Company realized gains upon the exercise of warrants and subsequent sale of related marketable equity securities of $7.3 million, $14.5 million and $5.1 million, respectively. The warrants were received in exchange for reduced royalty fees from a private software company which was acquired by a public company in 1997. These gains were partially offset in 1999 and 1998 by interest on borrowings on the Intercompany Note and also in 1998 by interest on borrowings for the Solid Edge acquisition.

   Provision for Income Taxes. The provision for income taxes was $23.5 million, $1.3 million and $14.8 million in 1999, 1998 and 1997, respectively. The Company's effective tax rate was 36.0%, 16.7% and 37.2% in 1999, 1998 and 1997, respectively. The difference between the Company's effective tax rate and the statutory federal income tax rate primarily resulted from taxes on in-process research and development, state and foreign taxes, partially offset by research and experimentation credits.

   Net Income. Net income was $41.7 million, $6.2 million and $25.0 million in 1999, 1998 and 1997, respectively. Basic earnings per common share was $1.15 and diluted earnings per common share was $1.14 in 1999. Basic and diluted earnings per common share were $0.18 and $.80 for 1998 and 1997, respectively.

   Inflation. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

Recent Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Initially, the statement had been effective for financial statements for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was issued in June 1999. This statement postponed the application of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company believes that adoption of this statement will not have a significant effect on its consolidated financial statements.

Liquidity and Capital Resources

   The Company's central cash management function is performed by EDS under the Management Services Agreement. The Company has Intercompany Credit Agreements with EDS under which there was no amount outstanding at December 31, 1999. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreements is $70 million. Amounts outstanding under the Intercompany Credit Agreements bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. "LIBOR" means the Official British Banker's Association one-month U.S. LIBOR Fixings. The Intercompany Credit Agreements restrict the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreements. The Intercompany Credit Agreements terminate on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and also require that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%. "LIBID" means London Interbank Bid Rate.

   The Company also has outstanding an Intercompany Note in the principal amount of $35.2 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to the one-month LIBID minus 0.5%.

   The Company's net cash provided by operating activities for 1999 decreased $36.1 million to $45.9 million from $82.0 million in 1998. In 1998, net cash provided by operating activities increased $7.7 million over 1997. The Company's net cash used in investing activities for 1999 decreased $82.1 million to $26.7 million from

$108.8 million in 1998. This decrease resulted from lower cash payments for acquisitions in 1999. Cash flows used in financing activities increased $66.9 million to $19.4 million in 1999. This increase resulted from lower net borrowings and significantly lower proceeds from sales of stock in 1999. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreements and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

Year 2000

   The Year 2000 ("Y2K") problem refers to concerns that many existing computer programs may fail to accurately process date information beyond the year 1999 because such programs do not properly recognize and/or process years that begin with "20" instead of the familiar "19." The Company's operations around the world are fully functioning, and UGS has not experienced significant disruptions or problems associated with the Year 2000 problem. Similarly, the Company's customer support and maintenance operations report that UGS customers have not experienced significant Year 2000 problems associated with UGS products or services. Of note, the Company provided special, around-the-clock support for all customers during the five days from December 30, 1999 through January 3, 2000. During this period, no Y2K problems were recorded.

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

   In the near term, EDS will continue to provide many internal systems services to the Company (including purchasing, accounting, and billing system services) in several European countries under the Master Services Agreement between EDS and the Company. As of January 1, 2000, EDS is providing systems in certain countries of the Eurozone with the capability to trade with customers and suppliers in the euro currency. EDS' European systems also will provide dual reporting in euro currency and will allow migration from the existing currencies to the euro over the following two-year period. Concurrently, the Company is in the process of replacing and upgrading many of the internal systems currently provided by EDS. The new Company systems are planned to be operational throughout Europe on or before January 1, 2002, the end of the euro transition period, and will accommodate business in euros. Assuming timely upgrade of current systems and implementation of relevant replacement systems, the Company does not expect to incur any material incremental costs to update current systems or to install new systems having euro-related functionality. Although the Company currently has no reason to believe that relevant system improvements will be not be timely implemented, a failure to timely install internal systems to handle business in euros could have a material impact on the Company's financial condition or results of operation.

   Within the Eurozone, the Company prices its products on an individual country basis. Periodically during the transition period, the Company will establish product prices and quote such prices in both local currencies and the euro. The list pricing in euros for similar products is usually, but not always, identical in the different countries; however, any price differentials are not significant, thereby minimizing any negative competitive impact as a result of pricing transparency. At this time, the Company does not believe the conversion will have a material adverse impact on its competitiveness in Europe. However, the Company will continue to analyze euro-related developments; and there can be no assurance that the euro-conversion program will not have a material adverse effect on the Company's financial condition or results of operations.

Impact of Changes in Exchange Rates

   The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the year ended December 31, 1999, international revenue represented 53% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which were 26% and 13%, respectively, of total international revenue in 1999. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's overall operations. See Note 1, "Summary of Significant Accounting Policies-- Currency Translation," in the Notes to Consolidated Financial Statements (beginning on page F-6) for additional information on currency translation adjustments.

Risk Factors That May Affect Future Results

   Competition. Markets for the Company's products are highly competitive and characterized by rapidly changing technology and evolving standards. The Company's competitors include (i) generalist MCAD and product development software companies that offer broad-range systems, such as Autodesk Inc., Dassault Systemes, Parametric Technology Corporation, and Structural Dynamic Research Corporation, (ii) specialist software developers whose product lines are focused on CAD, CAM, CAE or PDM products, (iii) enterprise resource planning ("ERP") software providers, and (iv) numerous smaller niche software developers.

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

   Relationship with EDS. EDS owns 100% of the Company's outstanding Class B Common Stock, representing approximately 98.4% of the combined voting power of all classes of voting stock of the Company. The Class A Common Stock and the Class B Common Stock currently are the only voting stock of the Company. As long as EDS continues to beneficially own a majority of the combined voting power of the Common Stock, it will have the ability to elect all of the members of the Board of Directors and control the management and affairs of the Company, including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, the assumption of indebtedness by the Company, the issuance of any additional Common Stock or other equity securities or the declaration and payment of any dividends on the Common Stock. In addition, EDS will be able to determine the outcome of any matter submitted to a vote of the Company's stockholders for approval and to cause or prevent a change in control of the Company. Currently, four of the eight directors are executive officers or directors of EDS and one director is a former executive officer of EDS.

   Certain intercompany agreements and arrangements exist between the Company, EDS and EDS' other subsidiaries, including the Management Services Agreement. There can be no assurance that the services provided to the Company by EDS under these affiliate agreements will continue to be provided, and if not, whether or on what terms such licenses or services could be replicated. In addition, while the parties to the affiliate agreements endeavored to establish terms fair to both EDS and the Company, as a result of EDS' control of the Company none of such agreements resulted from "arm's-length" negotiations. There can be no assurance that the Company would not have received more favorable terms from an unaffiliated party.

   Conflicts of interest may arise between the Company and EDS in a number of areas relating to their past and ongoing relationships, including the nature and quality of services rendered by EDS and its affiliates to the Company, potential competitive business activities, differing business objectives of EDS and the Company, tax, financial reporting, employee benefit matters, indemnity agreements, registration rights, sales or distributions by EDS of all or any portion of its ownership interest in the Company or EDS' ability to control the management and affairs of the Company. There can be no assurance that EDS and the Company will be able to resolve any potential conflict or that, if resolved, the Company would not have received more favorable resolution if it were dealing with an unaffiliated party. In addition, certain of the affiliate agreements contain specific procedures for resolving disputes between the Company and EDS with respect to the subject matter of those agreements. There can be no assurance that more favorable results to the Company would not be obtained under different procedures.

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

   Dependence on Key Customers/Industries. The Company's earnings are highly dependent on its business with GM. In connection with the split-off of EDS from GM in June 1996, EDS entered into a Master Services Agreement (the "EDS/GM MSA") and certain related agreements pursuant to which EDS serves as GM's principal supplier of information technology on a worldwide basis for an initial term of 10 years. The EDS/GM MSA serves as the framework for the negotiation and operation of service agreements between GM and EDS, including the provision of Company products and services under the Site License (see
Part I, Item 1, "Customers" above). The Site License initial term expired on June 30, 1999 and has been extended on a month-to-month basis pending the conclusion of negotiations on a follow-on Site License. Although less than 10% of the Company's 1999 revenue was attributable to the products and services provided to GM, if the EDS/GM MSA were to be terminated, or if the Company and GM do not enter into a successor agreement to the Site License, the Company's financial condition and results of operations would be materially adversely affected.

   The Company's products are licensed to customers in a variety of industry sectors, but a significant portion of the Company's 1999 revenue was derived from the automotive and transportation and the aerospace industries. Both industries are relatively mature MCAD markets that have been substantially penetrated. The Company's future success will depend on its ability to maintain and increase product licensing in the automotive and transportation and the aerospace industries, as well as other industries, and there can be no assurance that the Company will be able to achieve this objective. Additionally, both the automotive and transportation and the aerospace industries are cyclical, and an economic downturn in one of these industries would likely have a material adverse effect on the Company's business, financial condition and results of operations.

   Rapid Technological Change, New Products. The MCAD industry is characterized by rapidly changing technology and frequent new product introductions and product enhancements. Therefore, the Company's success is highly dependent upon its ability to enhance its existing products and to introduce new products in a cost-effective and timely manner to meet evolving customer requirements. The Company has committed and intends to continue to commit substantial resources to the development of new products. The Company introduced a number of new product innovations in 1999, including (i) Version 16 of Unigraphics (featuring predictive engineering capabilities with the introduction of knowledge driven design functions, new analysis and optimization tools, and hundreds of other enhancements), (ii) Version 7 of Solid Edge (incorporating enhanced design features for complex plastics, cast parts and sheet metal assemblies) and, (iii) iMAN Portal (a java-based design collaboration tool). Because new product development commitments must be made well in advance of sales, however, new product decisions must anticipate both future demand and the technology that will be responsive to such demand. Delays in developing new products with anticipated technological advances or in commencing releases of new products may have a material adverse effect on the Company's financial condition and results of operations, as might the issuance of releases in which material defects or shortcomings emerge. There can be no assurance that new products will gain market acceptance or will not be adversely affected by technological changes or new product announcements by others. In addition, since many software users rely on databases of existing parts for new product designs, there can be no assurance that potential customers will switch to the Company's new products.

   There can be no assurance that future versions of Unigraphics, Solid Edge, iMAN or any of the Company's other core products will perform as expected or that they will achieve market acceptance or contribute significantly to the Company's revenue. The Company's business strategy includes establishing Parasolid as the MCAD industry's solid modeling standard. Competitors of the Company could develop independent solid modeling kernels and license them to third parties. Although the Company believes that Parasolid is the solid modeling standard for MCAD software, there can be no assurance that it will remain the solid modeling standard or that a competitor of the Company will not develop a solid modeling kernel that will become the standard for the MCAD industry. If a competitor of the Company were to develop a product that became the solid modeling standard, it could have a material adverse effect not only on the future success of Parasolid, but also on the Company's other products which are based on the Parasolid solid modeling kernel.

   Dependence on Key Personnel. The Company's success depends to a significant extent upon, among other factors, the continued service of its key senior executives and research and development, technical, sales, support and other personnel, and on its ability to continue to attract, retain and motivate qualified personnel. The competition for such employees is intense, and the loss of the services of any of these key personnel without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on the Company. The Company has signed employment contracts with each executive officer. The Company does not maintain insurance with respect to the loss of its key personnel.

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

   To date, the Company has not been involved in any litigation regarding copyrights, trademarks, trade secrets or other intellectual property rights alleging the possible infringement of such intellectual property rights of others. Litigation alleging infringement of the intellectual property rights of others is not uncommon in the MCAD industry, and there can be no assurance that such litigation will not be commenced in the future against the Company. If litigation were to be commenced against the Company alleging infringement of the intellectual property rights of others, the Company could incur significant costs with respect to the defense thereof, irrespective of the validity or the successful assertion of such claims, which could have a material adverse effect on the Company's financial condition and results of operations.

   Risks Associated with the Integration of Solid Edge/EMS and other Acquisitions. The Company consummated the Solid Edge Acquisition on March 2, 1998. Prior to the Solid Edge Acquisition, the Solid Edge/EMS Business had not been operated as a separate subsidiary or division of Intergraph but had been integrated with Intergraph's other operations. Similarly, effective July, 1999 the Company acquired the German computer-aided manufacturing concern, dCADE, and in August 1999 the Company acquired most of the worldwide assets of Applicon, Inc. The Company continues to seek additional opportunities to acquire, or merge with, related businesses and is presently evaluating, as it does on a regular basis, potential opportunities. There can be no assurance that the Company will be able to successfully integrate such businesses into its operations or that the integration of these businesses will not materially limit the amount of time that management may devote to running the Company's day-to-day business or disrupt the Company's ongoing business. Further growth in the Company's operations from additional businesses may strain the Company's existing management resources and its financial and management systems and controls and may require the Company to make additional expenditures in such areas.

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

   Risks Associated with International Operations. As a global participant in the MCAD industry, the Company's business is subject to various risks beyond its control, such as instability of foreign economies and governments, changes in laws and policies affecting trade and investment, fluctuations in exchange rates, inability to enforce intellectual property rights, and the slowdown in European business activity during the summer months. In 1999, approximately 53% of the Company's revenue was derived from sales outside the United States. This percentage has remained relatively constant over the last three years. There can be no assurance that the Company will not experience material adverse effects on its business and results of operations arising from its international operations and sales.

   Implementation of Enterprise Resource Planning Systems. In mid-1998, the Company initiated work to convert to new enterprise resource planning systems for its operations in the United States, Germany, the United Kingdom, and Canada. The new software systems were scheduled to be substantially operational in the countries identified above by the end of the first calendar quarter of 1999. The Company had planned to implement such new systems in its remaining international operations over the course of 1999 and 2000. However, because of implementation difficulties, the Company has delayed implementations in international locations other than

Canada, Germany and the United Kingdom. Additionally, as of January 2000, projected total implementation costs have exceeded estimates by over $7 million. Implementation of the new enterprise systems is expected to increase the efficiency and competitiveness of the Company, provide more timely and accurate business and management information, and reduce ongoing expenses, particularly reliance on EDS for the provision of certain systems and services. If the new enterprise systems cannot be implemented worldwide or if the costs to implement the new systems significantly exceed revised estimates, the Company's 2000 and beyond financial condition and results of operations would be materially adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has market risks primarily relating to changes in the value of marketable securities and changes in foreign exchange rates. The Company has entered into various agreements for the purpose of hedging against these risks. The hedging agreements are in the form of puts and calls which establish the lowest and highest prices that the Company may sell the securities. These agreements expire at various dates through 2000. The Company does not enter into financial instrument transactions for trading purposes. Information about the Company's risk related to changes in foreign exchange rates is contained in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Euro Conversion" and "Impact of Changes in Exchange Rates."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplementary data are included on pages F-1 through F-24 to this Annual Report on Form 10-K.

                                                                           Page
                                                                           ----
      Independent Auditors' Report........................................  F-1
      Consolidated Statements of Operations: Years ended December 31,
       1999, 1998, 1997...................................................  F-2
      Consolidated Balance Sheets: December 31, 1999 and 1998.............  F-3
      Consolidated Statements of Stockholders' Equity/Net Investment and
       Comprehensive Income: December 31, 1999, 1998, 1997................  F-4
      Consolidated Statements of Cash Flows: Years ended December 31,
       1999, 1998, 1997...................................................  F-5
      Notes to Consolidated Financial Statements (including Selected
       Quarterly Data)....................................................  F-6
      Schedule II--Valuation and Qualifying Accounts...................... F-24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Information regarding nominees and directors appearing under "Nominees for Directors for Three Year Term Expiring in 2003" and "Members of the Board Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Notice of Annual Meeting of the Stockholders and Proxy Statement for the May 19, 2000 Annual Stockholders' Meeting (the "2000 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I, Item 4A., of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information appearing under "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation," excluding, the information appearing under "Report of Compensation Committee on Executive Compensation" and the "Stock Performance Graph," in the 2000 Proxy Statement is hereby incorporated by reference. The information under "Report of Compensation Committee on Executive Compensation" and the "Stock Performance Graph" shall not be deemed to be incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Ownership of Common Stock" in the 2000 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information appearing under "Relationship With EDS And Certain
Transactions" in the 2000 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A) Documents filed as part of this report:

     1. The following consolidated financial statements of Unigraphics Solutions Inc. and its subsidiaries are contained on pages F-1 through F-23 of this Annual Report on Form 10-K. Following is an index of financial statements.

      Index                                                                Page
      -----                                                                ----
      Independent Auditors' Report........................................ F-1
      Consolidated Statements of Operations............................... F-2
      Consolidated Balance Sheets......................................... F-3
      Consolidated Statements of Stockholders' Equity/Net Investment and
       Comprehensive Income............................................... F-4
      Consolidated Statements of Cash Flow................................ F-5
      Notes to Consolidated Financial Statements.......................... F-6

     2. Financial Statement Schedules

        The following financial statement schedule of Unigraphics Solutions Inc. is included herewith.

      Schedule II--Valuation and Qualifying Accounts....................... F-24

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

     10.9      Asset Purchase Agreement, dated as of March 2, 1998, among
               Unigraphics Solutions Inc., certain subsidiaries of Unigraphics Solutions Inc., Intergraph Corporation and certain subsidiaries of Intergraph Corporation, incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of the Company (File
               No. 333-48261).
     10.10* Unigraphics Solutions Inc. 1998 Incentive Plan, incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended June
               30, 1998 of the Company (File No. 333-57485).
     10.11* Form of Indemnification Agreement entered into by Unigraphics Solutions Inc. and certain of the directors and executive officers of Unigraphics Solutions Inc., (John A. Adams, Douglas E. Barnett, Michael L. Desmond, J.
               Davis Hamlin, John J. Mazzola, Gary B. Moore, Leo J.
               Thomas, J. Randall Walti, William P. Weber) incorporated herein by reference to Exhibit 10.11 to the Registration
               Statement on Form S-1 of the Company (File No. 333-48261).
     10.12* Personal Services Agreement, dated as of March 1, 1998, between Unigraphics Solutions Inc. and John J. Mazzola, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.13     Electronic Data Systems Corporation Standard Sub-Sublease
               Agreement dated as of January 1, 1998 between EDS and Unigraphics Solutions Inc. (Maryland Heights, MO facility), incorporated herein by reference to Exhibit
               10.18 to Amendment No. 1 to the Registration Statement on
               Form S-1 of the Company (File No. 333-48261).
     10.14     Electronic Data Systems Corporation Standard Sub-Sublease
               Agreement dated as of January 1, 1998 between EDS and Unigraphics Solutions Inc. (Cypress, CA facility), incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-48261).
     10.15     Unigraphics Solutions Inc. 1999 Broad-Based Incentive Plan
               (File No. 333-90641).
     10.16 First Amended Unigraphics Solutions 401(k) Plan incorporated by reference to Exhibit 10.1 to the Quarterly
               Report on Form 10-Q for quarter ended September 30,1999 of the Company (File No. 333-75975).
     10.17     Amendment One to the First Amended Unigraphics Solutions
               Inc. 401(k) Plan.
     10.18*    Form of Personal Services Agreement, effective January 20,
               2000, entered into between Unigraphics Solutions Inc. and certain executive officers of Unigraphics Solutions Inc.
               (Anthony J. Affuso, Douglas E. Barnett, Donald E.
               Davidson, Michael L. Desmond, James Duncan, Dennis P.
               Kruse, Robert F. Loss III, Richard W. Schenk and J.
               Randall Walti).
     21.1      Subsidiaries of the Company.
     23.1      Consent of KPMG LLP.
     24.1      Powers of Attorney for Messrs. Adams, Chiapparone, deNey,
               Hamlin, Heller, Thomas, and Weber signing this Annual
               Report on Form 10-K.
     27.1      Financial Data Schedule for the year ended December 31,
               1999, submitted to the Securities and Exchange Commission in electronic format.

--------
*Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

   (B) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

   Dated: March 29, 2000

   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

              /s/ *                    Chairman of the Board and    March 29, 2000
______________________________________  Director
          Jeffrey M. Heller

              /s/ *                    Vice Chairman of the Board   March 29, 2000
______________________________________  and Director
           Richard L. deNey

       /s/ John J. Mazzola             President and Chief          March 29, 2000
______________________________________  Executive Officer and
           John J. Mazzola              Director (Principal
                                        Executive Officer)

      /s/ Douglas E. Barnett           Vice President, Chief        March 29, 2000
______________________________________  Financial Officer and
          Douglas E. Barnett            Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

       /s/ J. Randall Walti            Vice President, General      March 29, 2000
______________________________________  Counsel and Secretary
           J. Randall Walti

              /s/ *                    Director                     March 29, 2000
______________________________________
            John A. Adams

              /s/ *                    Director                     March 29, 2000
______________________________________
         Paul J. Chiapparone

              /s/ *                    Director                     March 29, 2000
______________________________________
           J. Davis Hamlin

              /s/ *                    Director                     March 29, 2000
______________________________________
            Leo J. Thomas

              /s/ *                    Director                     March 29, 2000
______________________________________
           William P. Weber

       /s/ J. Randall Walti
*By______________________________
      J. Randall Walti
      Attorney in Fact

March 29, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unigraphics Solutions Inc.

   We have audited the accompanying consolidated balance sheets of Unigraphics Solutions Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity/net investment and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unigraphics Solutions Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Louis, Missouri
February 7, 2000

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and share amounts)

                                                 Years Ended December 31,
                                             ---------------------------------
                                                1999       1998        1997
                                             ---------- ----------  ----------
Revenue:
  Software.................................. $  198,936 $  157,662  $  115,479
  Services..................................    234,205    187,120     137,794
  Hardware..................................     34,809     58,789      61,320
                                             ---------- ----------  ----------
      Total revenue.........................    467,950    403,571     314,593
                                             ---------- ----------  ----------
Cost of revenue:
  Software:
    Amortization............................     22,358     21,992      14,754
    Royalties, distribution and other.......     20,635     18,980      13,199
  Services..................................     96,067     73,899      57,059
  Hardware..................................     28,191     49,054      44,112
                                             ---------- ----------  ----------
      Total cost of revenue.................    167,251    163,925     129,124
                                             ---------- ----------  ----------
Gross profit................................    300,699    239,646     185,469
                                             ---------- ----------  ----------
Operating expenses:
  Selling, general and administrative.......    167,389    139,174     102,759
  Research and development..................     70,963     63,577      47,979
  In-process research and development.......      2,386     39,440         --
                                             ---------- ----------  ----------
      Total operating expenses..............    240,738    242,191     150,738
                                             ---------- ----------  ----------
Operating income (loss).....................     59,961     (2,545)     34,731
Other income, net...........................      5,272     10,036       5,092
                                             ---------- ----------  ----------
Income before income taxes..................     65,233      7,491      39,823
Provision for income taxes..................     23,484      1,253      14,810
                                             ---------- ----------  ----------
Net income.................................. $   41,749 $    6,238  $   25,013
                                             ========== ==========  ==========
Earnings per share:
  Basic..................................... $     1.15 $     0.18  $     0.80
                                             ========== ==========  ==========
  Diluted................................... $     1.14 $     0.18  $     0.80
                                             ========== ==========  ==========
Weighted average number of common shares
 outstanding:
  Basic..................................... 36,276,826 33,971,044  31,265,000
                                             ========== ==========  ==========
  Diluted................................... 36,490,131 33,971,044  31,265,000
                                             ========== ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except per share and share amounts)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
Assets
Current Assets
  Cash and cash equivalents..........................  $  20,696    $  20,740
  Marketable securities..............................        --         8,092
  Accounts receivable, net of allowance for doubtful
   accounts of $5,312 and $5,870.....................    125,698      107,379
  Prepaids and other.................................      9,181        6,383
                                                       ---------    ---------
    Total current assets.............................    155,575      142,594
                                                       ---------    ---------
Property and equipment, net..........................     33,110       26,467
                                                       ---------    ---------
Operating and other assets
  Goodwill, software and other intangibles, net......     63,038       72,443
  Deferred income taxes..............................     22,554       16,149
                                                       ---------    ---------
    Total operating and other assets.................     85,592       88,592
                                                       ---------    ---------
    Total assets.....................................  $ 274,277    $ 257,653
                                                       =========    =========
Liabilites and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities...........  $  63,868    $  59,452
  Deferred revenue...................................     12,886       12,022
  Income taxes payable...............................     38,901       39,098
  Deferred income taxes..............................        --         2,771
                                                       ---------    ---------
    Total current liabilities........................    115,655      113,343
                                                       ---------    ---------
Intercompany note....................................     35,220       55,130
Stockholders' equity
  Preferred stock, $.01 par value; authorized
   20,000,000 shares, none issued....................        --           --
  Class A common stock, $.01 par value; 168,735,000
   shares authorized; 5,034,337 and 5,000,000 shares
   issued and outstanding at December 31, 1999 and
   December 31, 1998, respectively...................         50           50
  Class B common stock, $.01 par value; 31,265,000
   shares authorized; 31,265,000 issued and
   outstanding at December 31, 1999 and
   December 31, 1998.................................        313          313
  Additional paid-in capital.........................    148,925      148,676
  Retained earnings (deficit)........................    (25,013)     (66,762)
  Accumulated other comprehensive income (loss)......       (873)       6,903
                                                       ---------    ---------
    Total stockholders' equity.......................    123,402       89,180
                                                       ---------    ---------
    Total liabilities and stockholders' equity.......  $ 274,277    $ 257,653
                                                       =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / NET INVESTMENT AND
                              COMPREHENSIVE INCOME

                      (in thousands, except share amounts)

                                       Class
                                         A/
                                       Class                         Accumulated                    Total
                                         B    Additional Retained       Other     Stockholders' Stockholders'
                         Comprehensive Common  Paid-in   Earnings   Comprehensive      Net       Equity/Net
                         Income/(Loss) Stock   Capital   (Deficit)     Income      Investment    Investment
                         ------------- ------ ---------- ---------  ------------- ------------- -------------
Balance at December 31,
 1996...................   $    --     $ --   $     --   $     --      $ 1,060      $ 131,087     $ 132,147
Net advances to
 affiliates.............        --       --         --         --          --         (70,160)      (70,160)
Foreign currency
 translation............       (395)     --         --         --          --             --           (395)
Unrealized gain on
 marketable securities
 (net of tax expense of
 $940)..................      1,745      --         --         --          --             --          1,745
                           --------
Other comprehensive
 income.................      1,350      --         --         --        1,350            --            --
Net income..............     25,013      --         --         --          --          25,013        25,013
                           --------    -----  ---------  ---------     -------      ---------     ---------
Comprehensive income....   $ 26,363
                           ========
Balance at December 31,
 1997...................   $    --       --         --         --        2,410         85,940        88,350
Reorganization and
 recapitalization.......        --       313     85,627        --          --         (85,940)          --
Dividend to parent......        --       --         --     (73,000)        --             --        (73,000)
Issuance of 5,000,000
 shares of Class A
 common stock...........        --        50     63,049        --          --             --         63,099
Foreign currency
 translation............        992      --         --         --          --             --            992
Unrealized gain on
 marketable securities
 (net of tax expense of
 $1,885 and realized
 gain)..................      3,501      --         --         --          --             --          3,501
                           --------
Other comprehensive
 income.................      4,493      --         --         --        4,493            --            --
Net income..............      6,238      --         --       6,238         --             --          6,238
                           --------    -----  ---------  ---------     -------      ---------     ---------
Comprehensive income....   $ 10,731
                           ========
Balance at December 31,
 1998...................   $    --       363    148,676    (66,762)      6,903            --         89,180
Issuance of 34,337
 shares of Class A
 common stock in stock
 award transactions, net
 of discounts on
 employee stock
 purchases..............        --       --         249        --          --             --            249
Foreign currency
 translation............     (2,530)     --         --         --          --             --         (2,530)
Realized gain on
 marketable securities
 (net of tax benefit of
 $2,825)................     (5,246)     --         --         --          --             --         (5,246)
                           --------
Other comprehensive
 income.................     (7,776)     --         --         --       (7,776)           --            --
Net income..............     41,749      --         --      41,749         --             --         41,749
                           --------    -----  ---------  ---------     -------      ---------     ---------
Comprehensive income....   $ 33,973
                           ========
Balance at December 31,
 1999...................               $ 363  $ 148,925  $ (25,013)    $  (873)     $     --      $ 123,402
                                       =====  =========  =========     =======      =========     =========
Reclassification
 adjustment for gains
 included in net income
 in 1998 (net of tax
 benefit of $940).......   $ (1,745)
                           ========
Reclassification
 adjustment for gains
 included in net income
 in 1999 (net of tax
 benefit of $2,825).....   $ (5,246)
                           ========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                   Years ended December 31,
                                                  -----------------------------
                                                    1999      1998       1997
                                                  --------  ---------  --------
Cash flows from operating activities
  Net income....................................  $ 41,749  $   6,238  $ 25,013
                                                  --------  ---------  --------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Deferred income taxes.......................    (6,448)   (44,145)  (18,174)
    Depreciation and amortization...............    33,879     31,554    22,134
    Allowance for bad debts.....................     1,767      1,295     2,425
    Gain on sale of marketable securities.......    (7,319)   (14,518)   (5,097)
    In-process research and development.........     2,386     39,440       --
    Other.......................................       --          90       --
    Changes in operating assets and liabilities,
     net of effect of acquired companies:
      Accounts receivable.......................   (22,731)    10,010    51,126
      Prepaids and other........................    (1,602)    (2,421)   (1,783)
      Accounts payable and accrued liabilities..     4,106     11,191    (1,630)
      Income taxes payable......................      (198)    39,098       --
      Deferred revenue..........................       336      4,196       254
                                                  --------  ---------  --------
        Total adjustments.......................     4,176     75,790    49,255
                                                  --------  ---------  --------
        Net cash provided by operating
         activities.............................    45,925     82,028    74,268
                                                  --------  ---------  --------
Cash flows from investing activities
  Proceeds from sale of marketable securities...     7,319     14,540     5,126
  Payments related to acquisitions, net of cash
   acquired.....................................    (9,498)  (104,993)      --
  Payments for purchases of property and
   equipment....................................   (16,758)   (14,539)   (9,073)
  Payments for purchases of software and other
   intangibles..................................    (7,760)    (3,738)     (122)
  Payments for purchases of marketable
   securities...................................       --         (51)      (29)
                                                  --------  ---------  --------
        Net cash used in investing activities...   (26,697)  (108,781)   (4,098)
                                                  --------  ---------  --------
Cash flows from financing activities
  Borrowings under intercompany credit
   agreements and notes.........................    34,016    122,905       --
  Payments on intercompany credit agreements and
   notes........................................   (53,448)  (140,478)      --
  Proceeds from sale of stock...................       249     65,100       --
  Net advances to affiliates....................       --         --    (70,160)
                                                  --------  ---------  --------
        Net cash provided by (used in) financing
         activities.............................   (19,183)    47,527   (70,160)
                                                  --------  ---------  --------
Effect of exchange rate changes on cash and cash
 equivalents....................................       (89)       (45)      --
                                                  --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents....................................       (44)    20,729        10
Cash and cash equivalents at beginning of
 period.........................................    20,740         11         1
                                                  --------  ---------  --------
Cash and cash equivalents at end of period......  $ 20,696  $  20,740  $     11
                                                  ========  =========  ========

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

   On January 1, 1998, EDS reorganized the business of the Division (the "Reorganization"). As part of the Reorganization, the businesses of the Division were combined under the Company. See Note 13 regarding transactions related to the implementation of the Reorganization.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

   The accompanying financial statements have been prepared using the EDS historical basis in the assets and liabilities of the Company. The financial statements for the periods prior to the Reorganization reflect the results of operations, financial condition and cash flows of the Company as a component of EDS. Management believes the statements of operations for the periods prior to the Reorganization include a reasonable allocation of administrative costs, which are described in Note 12, incurred by EDS on behalf of the Company.

   Financial reporting for periods prior to January 1, 1998 accumulate the equity accounts of the Company into a single disclosure caption entitled stockholder's net investment.

Earnings Per Share

   Basic earnings per share of common stock is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share. Options to purchase shares of Class A common stock of 0.7 million for 1999 and 1998 were outstanding but were not dilutive because the price of the options was greater than the average market price of the common stock for the periods reported.

Marketable Securities

   Marketable securities consisted of corporate equity securities classified as available-for-sale. Management determines the appropriate classification of all securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's available-for-sale securities are recorded at fair value. Unrealized holding gains, net of the related tax effect, were $5.2 million at December 31, 1998. Unrealized holding gains are excluded from net income and included in comprehensive income and within accumulated other comprehensive income in stockholders' equity until realized. A decline in the fair value of any available-

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Proceeds and realized gains from sales of marketable securities totaled $7.3 million, $14.5 million and $5.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Specific identification is used to determine cost in computing gain or loss.

   Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Initially, the statement had been effective for financial statements for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, was issued in June 1999. This statement postponed the application of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company believes that adoption of this statement will not have a significant effect on its consolidated financial statements.

Property and Equipment

   Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives are as follows:

      Asset                                                                Years
      -----                                                                -----
      Facilities.......................................................... 5--7
      Computer equipment..................................................    5
      Other equipment and furniture....................................... 5--7

Goodwill, Software, and Other Intangibles

   The Company capitalizes software development costs in compliance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external forces including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for release to customers and generally is computed using the straight-line method over 3 years or, if less, the remaining estimated economic life of the product. Software purchased by the Company, including amounts allocated to software when the Company was acquired by EDS, and utilized in designing software and in operations is capitalized and amortized using the straight-line method over five to eight years. Goodwill represents the excess of the purchase price of acquired businesses over the net assets acquired and is amortized using the straight-line method over seven years.

   In the accompanying statements of operations, amortization is included in cost of software for capitalized software development costs and software acquired in business combinations. Software purchased for internal use is amortized to cost of software or operating expenses, as determined by the nature of its use. See Note 14 regarding early adoption of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Amortization of software and goodwill included in cost of software totaled $22.4 million, $22.0 million and $14.8 million during the years ended December 31, 1999, 1998 and 1997, respectively.

Revenue Recognition

   The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

Revenue generated from software licenses is recognized under fixed and determinable fee arrangements once delivery has occurred and collectibility of the underlying receivables is probable. Revenues recognized but not yet billed to customers totaled $0.4 million and $18.9 million, at December 31, 1999 and 1998, respectively. All the unbilled revenue amounts recorded at December 31, 1999 are expected to be collected in 2000.

   Revenue from maintenance contracts is recognized ratably over the term of the agreement and generally is billed monthly. Deferred revenue is recorded when prepaid amounts are received for maintenance. Revenue from consulting, customer training and other services is recognized as the service is performed.

Cost of Revenue

   The cost of software licenses primarily consists of the cost of distributing the software products, amortization of capitalized software development costs, amortization of the cost of software acquired in business combinations and royalty fees paid to vendors under licensing agreements. Costs of services primarily consists of staff and related costs associated with the generation and support of software maintenance and services revenue.

Currency Translation

   Assets and liabilities of non-U.S. subsidiaries or divisions whose functional currency is not the U.S. dollar are translated at current exchange rates. Revenue and expense accounts are translated using an average rate for the period. Translation gains (losses) are not included in determining net income but are reflected as a component of comprehensive income in stockholders' equity/net investment. Cumulative currency translation adjustments included within accumulated other comprehensive income in stockholders' equity/net investment were $(0.9) million, $1.7 million, and $0.7 million at December 31, 1999, 1998 and 1997, respectively. Foreign currency transaction gains (losses) were not material in the periods reported.

Income Taxes

   The operations of the Company are included in EDS' consolidated income tax returns. Current and deferred taxes have been allocated to the Company as if taxes were computed on a stand-alone basis.

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to 1998, tax benefits of operating losses and tax credit carryforwards generated by the Company in foreign jurisdictions and utilized by EDS to offset non-Company taxable income in such jurisdictions were recognized by the Company as a reduction in stockholder's net investment. See Note 13 regarding the tax sharing agreement between the Company and EDS which was effective January 1, 1998.

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

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The carrying amount and fair value of the Company's available-for-sale marketable securities was $8.1 million at December 31, 1998. The estimated fair value of the securities is based upon quoted market prices.

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

NOTE 2: ACQUISITIONS

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

Other Acquisitions

   During 1999 the Company completed two acquisitions. On July 28, 1999, the Company's subsidiary in Germany, Unigraphics Solutions GmbH, purchased the shares of the Berlin-based dCADE Gesellschaft fur

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

Produktionsinformatik mbH ("dCADE"), including all rights to dCADE's software and business portfolio. dCADE is operated as a separate unit of Unigraphics Solutions GmbH. In August 1999, the Company purchased most of the worldwide assets of Applicon, Inc. ("Applicon"), including Applicon's Bravo(R) software assets and related business. The combined purchase price for these transactions was $10.4 million. The value assigned to in-process research and development associated with the two acquisitions was $2.4 million.

NOTE 3: PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 1999 and 1998 is summarized as follows (in thousands):

                                                               1999      1998
                                                             --------  --------
      Buildings and facilities.............................. $ 10,253  $  7,062
      Computer equipment....................................   50,929    46,406
      Other equipment and furniture.........................    9,059     6,027
                                                             --------  --------
        Total cost..........................................   70,241    59,495
      Less accumulated depreciation.........................  (37,131)  (33,028)
                                                             --------  --------
        Total............................................... $ 33,110  $ 26,467
                                                             ========  ========

NOTE 4: GOODWILL, SOFTWARE, AND OTHER INTANGIBLES

   Goodwill, software, and other intangibles at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                              1999      1998
                                                            --------  ---------
      Software............................................. $ 13,472  $ 131,195
      Goodwill.............................................   63,769     60,153
      Other intangibles....................................   11,130      8,845
                                                            --------  ---------
        Total cost.........................................   88,371    200,193
      Less accumulated amortization........................  (25,333)  (127,750)
                                                            --------  ---------
        Total.............................................. $ 63,038  $  72,443
                                                            ========  =========

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                                  1999    1998
                                                                 ------- -------
      Accounts payable.......................................... $ 6,350 $ 6,245
      Accrued compensation......................................  13,526  12,198
      Accrued expenses..........................................  43,992  41,009
                                                                 ------- -------
        Total................................................... $63,868 $59,452
                                                                 ======= =======

NOTE 6: INCOME TAXES

   Income taxes related to the Company are allocated as if they were calculated on a separate return basis. The provision for income tax expense is summarized as follows (in thousands):

                                            U.S.     Non-
                                           Federal   U.S.     State    Total
                                           -------  -------  -------  -------
      Year ended December 31, 1999
        Current........................... $25,064  $ 8,411  $(2,359) $31,116
        Deferred..........................  (6,361)  (1,099)    (172)  (7,632)
                                           -------  -------  -------  -------
          Total........................... $18,703  $ 7,312  $(2,531) $23,484
                                           =======  =======  =======  =======

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year ended December 31, 1998
        Current......................... $ 33,098  $ 6,518  $ 5,749  $ 45,365
        Deferred........................  (36,578)  (1,010)  (6,524)  (44,112)
                                         --------  -------  -------  --------
          Total......................... $ (3,480) $ 5,508  $  (775) $  1,253
                                         ========  =======  =======  ========

                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year ended December 31, 1997
        Current......................... $ 27,692  $ 3,317  $ 3,894  $ 34,903
        Deferred........................  (15,625)  (1,920)  (2,548)  (20,093)
                                         --------  -------  -------  --------
          Total......................... $ 12,067  $ 1,397  $ 1,346  $ 14,810
                                         ========  =======  =======  ========

   Income before income taxes for the years ended December 31, 1999, 1998, and 1997 included the following components (in thousands):

                                                       1999    1998   1997
                                                      ------- ------ -------
      U.S. income.................................... $54,287 $1,517 $38,297
      Non-U.S. income................................  10,946  5,974   1,526
                                                      ------- ------ -------
          Total...................................... $65,233 $7,491 $39,823
                                                      ======= ====== ======= ===

   A reconciliation of income tax expense for the years ended December 31, 1999, 1998, and 1997 using the statutory federal income tax rate of 35.0 percent to the actual income tax expense follows (in thousands):

                                                        1999     1998    1997
                                                       -------  ------  -------
      Statutory federal income tax.................... $22,832  $2,622  $13,938
      State income tax, net of federal tax benefit....  (1,645)   (504)     875
      Non-US taxes, net of credit.....................   1,148     376      863
      Research and experimentation credits............  (2,109) (2,360)  (1,001)
      Other...........................................   3,258   1,119      135
                                                       -------  ------  -------
          Total....................................... $23,484  $1,253  $14,810
                                                       -------  ------  -------
      Effective income tax rate.......................    36.0%   16.7%    37.2%
                                                       =======  ======  =======

   The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                1999                 1998
                                        --------------------- --------------------
                                         Assets   Liabilities Assets   Liabilities
                                        --------  ----------- -------  -----------
      Adjustments necessary to convert
       accrued amounts to a tax basis.  $ 14,544   $ 14,187   $ 5,966    $ 6,283
      Accumulated
       depreciation/amortization......    17,935        --     11,862        --
      Allowance for doubtful accounts.       310        --        338        --
      Other...........................     6,389        --      5,167      2,793
                                        --------   --------   -------    -------
        Subtotal......................    39,178     14,187    23,333      9,076
        Less valuation allowance......    (1,771)       --       (879)       --
                                        --------   --------   -------    -------
          Total.......................  $ 37,407   $ 14,187   $22,454    $ 9,076
                                        ========   ========   =======    =======

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $0.9 million. Certain of the Company's foreign subsidiaries have net operating loss carryforwards that expire over periods through 2006 and others are unlimited. A majority of the carryforwards with definite expiration periods are included in the valuation allowance. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating losses and tax credit carryforwards generated by the Company in foreign jurisdictions are utilized by EDS to offset non-Company taxable income in such jurisdictions. Prior to 1998 these benefits were recognized by the Company as a reduction in Stockholder's Net Investment.

NOTE 7: STOCK PLANS

   Stock Based Incentive Plans. The Company has incentive plans (the 1998 Incentive Plan and the 1999 Broad-Based Incentive Plan) under which awards may be made to key employees and, except for the 1999 Broad-Based Incentive Plan, non-employee Directors. Awards to employees under these plans may be made in the form of grants of stock options, stock appreciation rights, restricted or non-restricted stock or units denominated in stock, cash awards, performance awards or any combination of the foregoing. Awards to non-employee Directors under the 1998 Incentive Plan are in the form of grants of stock options. Currently all awards are in the form of grants of stock options. The option exercise price is the fair market value at the date of grant. These options vest over three or four years and expire, generally, ten years from the date of grant. The plans cover up to 2,050,000 shares of Class A common stock, of which 100,000 shares will be available for director awards and the remainder will be available for employee awards. As of December 31, 1999, the Company had granted to employees and non-employee directors stock options to acquire 1,942,226 shares of common stock. There were 1,907,889 and 715,000 shares outstanding at a weighted-average exercise price of $18.01 and $14.00 per share at December 31, 1999 and 1998, respectively.

   There was no compensation cost charged against income in connection with the stock based incentive plans for the years ended December 31, 1999 and 1998. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. Pro forma net income and earnings per share disclosures, as required by SFAS No. 123, Accounting for Stock-Based Compensation, are computed as if the Company recorded compensation expense based on the fair value of the stock-based awards and are as follows (in thousands, except per share amounts):

                                                                 Years ended
                                                                 December, 31
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
      Net income
        As reported........................................... $ 41,749 $ 6,238
        Pro forma.............................................   40,172   5,792
      Earnings per share of common stock:
        Basic
          As reported......................................... $   1.15 $  0.18
          Pro forma........................................... $   1.11 $  0.17
        Diluted
          As reported......................................... $   1.14 $  0.18
          Pro forma........................................... $   1.10 $  0.17

   The pro forma disclosures include the amortization of the fair value of options granted and vested in 1998. The pro forma effect of applying SFAS No. 123 is not necessarily indicative of the effect on pro forma disclosures in future years. The fair value of the options granted has been estimated at the date of grant using the

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

Black-Scholes option pricing model, with the following weighted-average assumptions for 1999 and 1998, respectively; expected volatility of 45.7% and 50.0%; risk-free interest rates of 5.7% and 5.5%; and expected lives of 5.4 years and 5.0 years.

   A summary of the Company's stock options issued under the Incentive Plans during the years ended December 31, 1999 and 1998, is presented below (in thousands, except per share amounts):

                                                  1999               1998
                                            ------------------ -----------------
                                                     Weighted-         Weighted-
                                                      Average           Average
                                                     Exercise          Exercise
                                            Shares     Price   Shares    Price
                                            -------  --------- ------  ---------
      Fixed Options:
      Outstanding at beginning of year.....   715.0     $14      --       --
      Granted.............................. 1,235.8     $20    719.0      $14
      Exercised............................   (34.3)    $14      --       --
      Forfeited............................    (8.6)    $16     (4.0)     $14
                                            -------            -----
      Outstanding at end of year........... 1,907.9     $18    715.0      $14
                                            -------            -----
      Options exercisable at end of year...   204.0            204.0
                                            =======            =====
      Weighted-average fair value of op-
       tions granted during the year....... $    10            $   7
                                            =======            =====

   A summary of the Company's fixed stock options outstanding at December 31, 1999 is presented below (in thousands, except per share amounts):

                                        Options Outstanding            Options Vested
                                 ---------------------------------- ---------------------
                                              Weighted-
                                               Average    Weighted-             Weighted-
                                              Remaining    Average               Average
                                   Number    Contractual  Exercise    Number    Exercise
                                 Outstanding Life (Years)   Price   Outstanding   Price
      Range of Exercise Prices   ----------- ------------ --------- ----------- ---------
      $12--15.................     1,088.9       8.6         $14       204.0       $14
       15--17.................       131.0       9.3         $16         --        --
       22--25.................       688.0       9.8         $24         --        --
                                   -------                             -----
      $12--25.................     1,907.9       9.0         $18       204.0       $14
                                   =======                             =====

   Employee Stock Purchase Plan. The Unigraphics Solutions Inc. Employee Stock Purchase Plan (the "ESPP") is offered to eligible employees. Under the ESPP, shares of Class A common stock may be purchased at 85% of the lower of the fair market value of the common stock on the date of grant or the fair market value of the common stock at the time the option is exercised. Each employee's purchases in any year are limited to the lesser of 15% of base pay at the date of the offering or commencement of eligibility, or $25,000 of fair market value of Class A common stock. During 1999 employees purchased 61,370 shares at an average price of $19.32. A total of 150,000 Class A common shares have been authorized for purchase under the ESPP.

NOTE 8: EMPLOYEE SAVINGS PLAN

   The Unigraphics Solutions Inc. 401(k) Plan (the "401(k) Plan") is offered to eligible employees. The 401(k) Plan, which was offered to employees effective April 1, 1999, is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 20% of their pre-tax compensation as contributions to the 401(k) Plan, subject to statutory limitations. The Company makes matching contributions of

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

25% of the amount contributed by the employee up to a maximum of 6% of the employee's earnings. The Company's contributions vest over 5 years. During the year ended December 31, 1999, the Company's contribution was $3.7 million. This included a supplemental payment totaling $2.8 million to align benefits with those which had been provided under the EDS pension plans for employees who were no longer covered by those plans as of April 1999.

NOTE 9: EARNINGS PER SHARE

   A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share and the calculated amounts of earnings per share follows for the years ended December 31, 1999, 1998 and 1997:

                                                   1999       1998       1997
                                                ---------- ---------- ----------
      Basic and Diluted Earnings Per Share:
      Shares outstanding--beginning of period.  36,265,000 31,265,000 31,265,000
      Weighted average number of common shares
       issued.................................      11,826  2,706,044        --
                                                ---------- ---------- ----------
      Weighted average number of common shares
       outstanding--end of period.............  36,276,826 33,971,044 31,265,000
      Dilutive effect of employee stock
       options................................     213,305        --         --
                                                ---------- ---------- ----------
      Diluted shares outstanding..............  36,490,131 33,971,044 31,265,000
                                                ========== ========== ==========
      Net income (in thousands)...............  $   41,749 $    6,238 $   25,013
                                                ========== ========== ==========
      Basic earnings per common share.........  $     1.15 $     0.18 $     0.80
                                                ========== ========== ==========
      Diluted earnings per common share.......  $     1.14 $     0.18 $     0.80
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

Geographic Segments

   The Company uses operating income, exclusive of software amortization costs included in cost of revenue and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                     1999                        1998                        1997
                          --------------------------- --------------------------- ---------------------------
                                   Operating  Total            Operating  Total            Operating  Total
                          Revenue   Income    Assets  Revenue   Income    Assets  Revenue   Income    Assets
                          -------- --------- -------- -------- --------- -------- -------- --------- --------
Americas................  $235,202  $48,923  $164,411 $202,052  $31,257  $162,647 $158,355  $32,241  $117,261
Europe..................   177,379   29,479    81,463  155,110   20,259    74,449  114,422   14,093    34,258
Asia Pacific............    55,369    6,303    28,403   46,409    7,371    20,557   41,816    3,151    15,271
                          --------  -------  -------- --------  -------  -------- --------  -------  --------
 Total..................  $467,950  $84,705  $274,277 $403,571  $58,887  $257,653 $314,593  $49,485  $166,790
                          ========  =======  ======== ========  =======  ======== ========  =======  ========

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   Operations in Germany were 14%, 12% and 10% of the Company's total revenue in 1999, 1998 and 1997, respectively.

   A reconciliation of operating income/(loss) for the years ended December 31, 1999, 1998 and 1997 follows (in thousands):

                                                    1999      1998      1997
                                                  --------  --------  --------
      Total operating income for reportable
       segments.................................. $ 84,705  $ 58,887  $ 49,485
      Unallocated software amortization costs....  (22,358)  (21,992)  (14,754)
      Unallocated in-process research and
       development costs.........................   (2,386)  (39,440)      --
                                                  --------  --------  --------
      Operating income/(loss).................... $ 59,961  $ (2,545) $ 34,731
                                                  ========  ========  ========

   The following is a summary of depreciation and amortization included in the calculation of segment operating income/(loss) above (in thousands):

                                                            1999    1998   1997
                                                           ------- ------ ------
      Americas............................................ $ 6,546 $4,561 $4,602
      Europe..............................................   3,163  3,650  1,777
      Asia Pacific........................................   1,812  1,351  1,001
                                                           ------- ------ ------
        Total............................................. $11,521 $9,562 $7,380
                                                           ======= ====== ======

   There are no intercompany sales between geographic areas. All sales are from external customers.

NOTE 11: COMMITMENTS AND CONTINGENCIES

   The Company is not a party to any litigation other than ordinary, routine litigation incidental to its business. In the opinion of management, the ultimate liability, if any, resulting from such litigation will not have a material adverse effect on the Company's consolidated results of operations or financial position.

   Commitments for rental payments for each of the next five years ending December 31 and thereafter under non-cancelable operating leases for facilities, computer equipment, software, and other leased assets are as follows (in thousands):

       2000............................................................. $16,403
       2001.............................................................  12,589
       2002.............................................................   7,171
       2003.............................................................   5,304
       2004.............................................................   3,468
       Thereafter.......................................................  12,391

   Total rentals under cancelable and non-cancelable leases, principally facilities, computer equipment, software, and other leased assets included in costs and charged to expenses were $24.2 million for the year ended December 31, 1999.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 12: RELATED PARTY TRANSACTIONS

   The following presents information about the Company's intercompany debt activity for the years ended December 31, 1999 and 1998, respectively (in thousands):

                                                              1999      1998
                                                             -------  --------
      Beginning balance of intercompany note................ $55,130  $    --
      Borrowings
        Solid Edge acquisition..............................     --    104,993
        Payments for purchases of property and equipment....  16,758    14,539
        Payments for purchases of software and other
         intangibles........................................   7,760     3,738
        Applicon acquisition, net of cash acquired..........   6,498       --
        dCADE acquisition...................................   3,000       --
        Other...............................................     --       (365)
                                                             -------  --------
          Total borrowings..................................  34,016   122,905
                                                             -------  --------
      Payments
        Proceeds from initial public offering...............     --     65,100
        Cash provided from operations net of cash retained
         by the Company.....................................  45,969    61,288
        Proceeds from sale of marketable securities.........   7,319    14,540
        Other...............................................     160      (450)
                                                             -------  --------
          Total payments....................................  53,448   140,478
                                                             -------  --------
      Dividend note and other...............................    (478)   72,703
                                                             -------  --------
      Balance of intercompany note.......................... $35,220  $ 55,130
                                                             =======  ========

   Prior to January 1, 1998 the Company utilized central cash management systems of EDS to finance its operations. Cash requirements were satisfied either by intercompany transactions between EDS and the Company or by cash from operations. Such intercompany transactions are included in the Stockholders' Equity/Net Investment account in the balance sheets and as net cash advances to affiliates in the statements of cash flows. Those intercompany transactions between EDS and the Company did not bear interest and, therefore, no interest charge is reflected in the accompanying statement of operations for the year ended December 31, 1997. An analysis of the intercompany activity included in the Stockholders' Equity/Net Investment account for the year ended December 31, 1997 follows (in thousands):

                                                                       1997
                                                                     ---------
      Purchases of inventory from EDS............................... $  44,112
      Allocation of corporate services and employee benefits........     9,298
      Other net payments/transfers to EDS relating to normal cash management activity..........................................  (123,570)
                                                                     ---------
      Net advances to affiliates.................................... $ (70,160)
                                                                     =========

   EDS provides services to the Company for management, accounting, human resources, information systems, legal, taxes and other corporate activities. Such corporate expenses amounting to $6.4 million, $6.4 million and $6.6 million have been allocated to the Company during the years ended December 31, 1999, 1998 and 1997, respectively, and are reflected in the accompanying consolidated statements of operations as selling, general and administrative expenses. Costs for 1997 were allocated to the Company by multiplying Company revenues by a standard overhead rate. The standard overhead rate was developed through analysis of actual services and related

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES estimated costs provided to the Company on a historical basis. However, the costs of these transactions may differ from those that would result from transactions with unrelated parties. Beginning with January 1, 1998, the Company and EDS began operating under a Management Services Agreement, as described in Note 13.

   EDS has several qualified and non-qualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are non-contributory. In general, employees become fully vested upon attaining five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. EDS' U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for federal income tax purposes. Beginning in April 1999 most of the employees of the Company were no longer covered by the Plans.

   The following tables provide a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two year period ending December 31, 1999, and a statement of the funded status as of December 31 of both years (in millions):

                                                                 1999    1998
                                                                ------  ------
      Reconciliation of benefit obligation
        Obligation at January 1................................ $2,569  $2,511
        Service cost...........................................    256     187
        Interest cost..........................................    183     163
        Plan amendments........................................     30    (440)
        Actuarial loss.........................................     62     169
        Foreign currency exchange rate changes.................    (64)     17
        Benefit payments.......................................    (83)    (56)
        Curtailments and special termination benefits..........    172     --
        Settlements............................................     18     --
        Other..................................................     57      18
                                                                ------  ------
        Obligation at December 31.............................. $3,200  $2,569
                                                                ======  ======
      Reconciliation of fair value of plan assets
        Fair value of plan assets at January 1................. $2,563  $2,377
        Actual return on plan assets...........................    588      75
        Foreign currency exchange rate changes.................    (34)      4
        Employer contributions.................................    141     145
        Benefit payments.......................................    (83)    (56)
        Other..................................................     49      18
                                                                ------  ------
        Fair value of plan assets at December 31............... $3,224  $2,563
                                                                ======  ======
      Funded status
        Funded status at December 31........................... $   24  $   (6)
        Unrecognized transition obligation.....................     17      18
        Unrecognized prior-service cost........................   (329)   (413)
        Unrecognized loss......................................    153     439
                                                                ------  ------
        Net amount recognized.................................. $ (135) $   38
                                                                ======  ======

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The following table provides the amounts recognized in EDS' statement of financial position as of December 31, 1999, and 1998 (in millions):

                                                                  1999   1998
                                                                  -----  -----
      Prepaid benefit cost....................................... $ 134  $ 226
      Accrued benefit liability..................................  (305)  (214)
      Intangible asset...........................................    25     26
      Accumulated other comprehensive income and deferred income
       taxes.....................................................    11    --
                                                                  -----  -----
      Net amount recognized...................................... $(135) $  38
                                                                  =====  =====

   EDS has certain pension plans, primarily international plans, with accumulated benefit obligations in excess of plan assets. The accumulated benefit obligations for these plans were $204.5 million and $178.5 million at December 31, 1999 and 1998, respectively. Total plan assets for these plans were $19.3 million and $16.0 million at December 31, 1999 and 1998, respectively.

   The following table provides the components of net periodic pension cost (in millions):

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
      Service cost............................... $    256  $    187  $    136
      Interest cost..............................      183       163       160
      Expected return on plan assets.............     (252)     (246)     (182)
      Amortization of transition obligation......        1         1         1
      Amortization of prior-service cost.........      (33)      (27)        1
      Amortization of net loss...................       16       --          8
                                                  --------  --------  --------
      Net periodic benefit cost..................      171        78       124
      Curtailment gain...........................      (29)      --        --
      Settlement loss............................       18       --        --
                                                  --------  --------  --------
      Net periodic benefit cost after
       curtailments and settlements.............. $    160  $     78  $    124
                                                  ========  ========  ========

   The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains or losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

   At December 31, 1999 and 1998, the Plans' assets consisted primarily of equity and fixed income securities and U.S. government obligations.

   The weighted-average assumptions used in the measurement of EDS' benefit obligation are shown in the following table for the years ended December 31, 1999, 1998, and 1997:

                                                               1999  1998  1997
                                                               ----  ----  ----
      Discount rate........................................... 7.0%  6.8%   7.3%
      Rate of increase in compensation levels................. 5.2%  5.2%   5.5%
      Long-term rate of return on assets...................... 9.9%  9.9%  10.1%

   In addition to the plans described above, the EDS 401(k) Plan provides a long-term savings program for participants. The EDS 401(k) Plan allows eligible employees to contribute a percentage of their compensation to a savings program and to defer income taxes until the time of distribution. EDS amended the EDS 401(k) Plan,

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES effective July 1, 1998, to provide for employer-matching contributions in the form of EDS stock. During the years ended December 31, 1999 and 1998, employer-matching contributions totaled $33.9 million and $14.3 million, respectively.

   Costs related to these plans are allocated to the Company through an intercompany transaction based on the ratio of total payroll dollars of the Company to total payroll dollars of EDS for the employee groups of the respective plans and are included in selling, general and administrative expenses. During the years ended December 31, 1999, 1998 and 1997, the Company recognized expense of $1.2 million, $3.6 million and $2.7 million, respectively, for such pension coverage.

   Eligible employees of the Company participate in EDS' PerformanceShare Plan which permits the granting of stock-based awards in the form of stock options for up to 20.0 million shares of EDS common stock. In 1997, EDS granted to employees stock options to acquire 14.1 million shares of EDS common stock, of which 0.2 million were issued to Company employees. The options vest after ten years of service, subject to accelerated vesting based on the appreciation in quoted market price of the EDS common stock. The exercise price of $37.375 equals the quoted market price of EDS stock on the date of grant. EDS applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. Therefore, no compensation costs related to this grant are reflected in the historical financial statements of the Company. If compensation cost for the EDS PerformanceShare Plan had been determined in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income for the years ended December 31, 1999 and 1998 would not have been materially different from historical amounts.

     The EDS Incentive Plan (the "Incentive Plan") covers up to 60.0 million shares of EDS common stock, in addition to 17.0 million unvested shares that were outstanding at the date of the split-off of EDS from General Motors Corporation ("GM"). The Incentive Plan permits the granting of stock-based awards in the form of restricted shares, restricted stock units, stock options, or stock appreciation rights to eligible employees, officers, and non-employee directors. During the year ended December 31, 1997, 5.2 million restricted stock units were granted of which 29,500 were granted to Company employees. A restricted stock unit is the right to receive shares. Units granted generally are scheduled to vest over a period of five to ten years. The weighted average fair value of the restricted stock units granted was $42.92. The quoted market price as of the date of grant is charged to operations over the vesting period. The total number of unvested units was
12.5 million and 16.1 million at December 31, 1999 and 1998, respectively. The unvested units attributable to Company employees was 49,370 and 26,550 at December 31, 1999 and 1998, respectively.

NOTE 13: REORGANIZATION AND AFFILIATE AGREEMENTS

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

     Capital Stock. At March 31, 1998, the Company had authorized 1,000 shares of common stock, all of which were issued and outstanding. On May 22, 1998, the Company filed a restated articles of incorporation

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES with the state of Delaware which authorized the issuance of 168,735,000 shares of Class A common stock, 31,265,000 shares of Class B common stock and 20,000,000 shares of preferred stock. As a result, 1,000 shares of common stock, representing all outstanding shares of common stock of the Company, were converted into 31,265,000 shares of Class B common stock on May 21, 1998. The holders of Class A common stock and Class B common stock of the Company generally have identical voting rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. Holders of Class A common stock and Class B common stock share in an equal amount per share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock of the Company.

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

   Tax Sharing Agreement. The Company and EDS have entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for the allocation of tax liabilities during the tax periods the Company is part of consolidated federal, state and local income tax returns filed by EDS. In addition, the Tax Sharing Agreement sets out certain benefits and obligations of the Company and EDS for tax matters relating to periods before the Reorganization and for certain benefits and obligations that would affect the Company or EDS in the future if the Company ceased to be a member of EDS' consolidated group for federal income tax purposes. The Tax Sharing Agreement generally requires the Company to pay EDS the amount of federal, state and local income taxes that the Company would have been required to pay had the Company and its subsidiaries filed their own tax return or returns and not been included in the EDS consolidated group. The Company is jointly and severally liable for the federal income tax of EDS and the other companies included in the consolidated return for all periods in which the Company is included in the EDS consolidated group. EDS has agreed, however, to indemnify the Company for any liability for taxes reported or required to be reported on a consolidated return.

   Except for certain items specified in the Tax Sharing Agreement, EDS generally retains any potential tax benefit carryforwards, and remains obligated to pay all taxes, attributable to periods before the Reorganization.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   Credit Agreements. In order to allow EDS to manage efficiently the cash and cash needs of its subsidiaries, the Company and EDS (or EDS subsidiary or EDS Finance plc, as the case may be) are parties to the Intercompany Credit Agreements, pursuant to which the Company is required to borrow from EDS, and EDS is required to lend to the Company, any amount required by the Company to fund its daily cash requirements. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreements (together with the other non-U.S. credit agreements referred to below) is $70.0 million. Also, under the Intercompany Credit Agreements, the Company is required to lend to EDS all excess cash of the Company. The interest rate to be charged to the Company is the sum of the one-month LIBOR plus 0.5%. The interest rate to be charged to EDS is the one-month LIBID minus 0.5%. On any business day that the Company has excess cash available, it must use that cash to repay any outstanding loans it has under the Intercompany Credit Agreements or make an advance to EDS if no loans are outstanding. The Intercompany Credit Agreements will terminate on December 31, 2002, unless earlier terminated at the election of one of the parties upon the occurrence of certain events, including the termination of the Management Services Agreement or the cessation of EDS' beneficial ownership of 50% or more of the capital stock of the Company.

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

   Pension Benefits. The Company and EDS entered into an agreement which permits the employees of the Company to continue to participate in the benefit plans and programs sponsored by EDS until the Company establishes separate plans and programs for employees. The Company established its separate plans and programs for employees effective April 1, 1999.

NOTE 14: EARLY ADOPTION OF STATEMENT OF POSITION (SOP) 98-1

   In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. During the third quarter of 1998, the Company adopted the provisions of this SOP effective January 1, 1998. The impact on previously reported 1998 quarterly financial statements is immaterial. There were no costs associated with the development or purchase of internal-use software in prior years. The capitalized costs were $11.1 million and $3.4 million at December 31, 1999 and 1998, respectively. All other related costs of implementing the Company's computer systems are expensed as incurred.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 15: CONCENTRATIONS OF CREDIT RISK

   Effective July 1, 1996, the Company's parent, EDS, entered into a corporate software license agreement the (Site License) with GM which provided for the delivery of various software products as well as the provision of maintenance services for an initial term of three years. The Company has agreed to perform EDS' obligation to provide products and services under such agreement pursuant to a Memorandum of Understanding executed in connection with the Reorganization.

   During the years ended December 31, 1999, 1998 and 1997, the portion of Company revenues attributable to GM was 8%, 9%, and 6%, respectively. No single customer accounted for more than 10% of the Company's revenues in 1999, 1998 or 1997. Accounts receivable from GM, including amounts unbilled, accounted for 5% and 17% of total accounts receivable in 1999 and 1998, respectively.

   Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers constituting the Company's customer base and their dispersion across different industries and geographic areas. Accounts receivable are shown net of allowances of $5.3 million and $5.9 million as of December 31, 1999 and 1998, respectively.

NOTE 16: SUPPLEMENTARY FINANCIAL INFORMATION

   The following summarizes supplemental financial information for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                       1999     1998     1997
                                                      -------  -------  -------
      Depreciation of property and equipment......... $ 9,800  $ 8,285  $ 7,380
      Amortization...................................  24,079   23,269   14,754
                                                      -------  -------  -------
          Total depreciation and amortization........ $33,879  $31,554  $22,134
                                                      =======  =======  =======
      Interest and other income...................... $ 8,153  $14,518  $ 5,092
      Interest expense...............................  (2,881)  (4,482)     --
                                                      -------  -------  -------
          Total other income......................... $ 5,272  $10,036  $ 5,092
                                                      =======  =======  =======
      Cash paid for:
        Income taxes, net of refunds................. $31,314  $ 2,137      --
        Interest..................................... $ 2,881  $ 4,482      --

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

   Amounts in the following tables are in thousands, except per share amounts.

                                        Year ended December 31, 1999
                                ------------------------------------------------
                                 First     Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter     Year
                                --------  --------  --------  --------  --------
      Total revenue...........  $105,806  $110,350  $115,677  $136,117  $467,950
      Gross profit............    64,247    71,487    73,218    91,747   300,699
      Selling, general and
       administrative.........   (35,261)  (41,801)  (43,268)  (47,059) (167,389)
      Research and
       development............   (16,905)  (16,743)  (16,726)  (20,589)  (70,963)
      In-process research and
       development............       --        --     (2,386)      --     (2,386)
      Income before income
       taxes..................    14,299    14,223    11,496    25,215    65,233
      Net income..............     9,152     9,105     7,355    16,137    41,749
      Basic earnings per share
       of common stock........      0.25      0.25      0.21      0.44      1.15
      Diluted earnings per
       share of common stock..      0.25      0.25      0.20      0.44      1.14

                                      Year ended December 31, 1998
                               -----------------------------------------------
                                First     Second    Third    Fourth
                               Quarter   Quarter   Quarter  Quarter     Year
                               --------  --------  -------  --------  --------
      Total revenue........... $ 86,528  $101,901  $97,132  $118,010  $403,571
      Gross profit............   50,023    57,820   59,779    72,024   239,646
      Selling, general and
       administrative.........  (27,229)  (34,885) (36,564)  (40,496) (139,174)
      Research and
       development............  (14,288)  (15,563) (16,747)  (16,979)  (63,577)
      In-process research and
       development............  (39,440)      --       --        --     39,440
      Income (loss) before
       income taxes...........  (21,241)    5,379    7,350    16,003     7,491
      Net income (loss).......  (12,152)    3,443    4,705    10,242     6,238
      Basic and diluted
       earnings per share of
       common stock...........    (0.39)     0.11     0.13      0.28      0.18

                           UNIGRAPHICS SOLUTIONS INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                   Additions  Additions
                        Balance at charged to charged to            Balance at
                        beginning  costs and    other                  end
                         of year    expenses   accounts  Deductions  of year
                        ---------- ---------- ---------- ---------- ----------
For the year ended
 December 31, 1999
  Allowance for
   doubtful accounts...  $ 5,870     1,767       --        2,325     $ 5,312
                         -------     -----       ---       -----     -------
    Total valuation and
     qualifying
     accounts..........  $ 5,870     1,767       --        2,325     $ 5,312
                         =======     =====       ===       =====     =======
For the year ended
 December 31, 1998
  Allowance for
   doubtful accounts...  $ 4,721     1,295       --          146     $ 5,870
                         -------     -----       ---       -----     -------
    Total valuation and
     qualifying
     accounts..........  $ 4,721     1,295       --          146     $ 5,870
                         =======     =====       ===       =====     =======
For the year ended
 December 31, 1997
  Allowance for
   doubtful accounts...  $ 4,907     2,425       --        2,611     $ 4,721
                         -------     -----       ---       -----     -------
    Total valuation and
     qualifying
     accounts..........  $ 4,907     2,425       --        2,611     $ 4,721
                         =======     =====       ===       =====     =======