Form 10-Q
period 2000-03-31
UNIGRAPHICS SOLUTIONS INC
filed 2000-05-12
CIK 1055246

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended       March 31, 2000
                                                  ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                     Commission file number     1-14155
                                               -------------


                          Unigraphics Solutions Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                             75-2728894
          ----------                       --------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)              Identification No.)


           13736 Riverport Drive, Maryland Heights, Missouri  63043
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 344-5900
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2000, there were 5,049,541 outstanding shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

================================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                       Page No.
                                                                                                       --------
Part I -- Financial Information

     Item 1.  Financial Statements (Unaudited)
              Consolidated Statements of Operations....................................................       3
              Consolidated Balance Sheets..............................................................       4
              Consolidated Statements of Cash Flows....................................................       5
              Notes to Consolidated Financial Statements...............................................       6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................................       8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks..............................      12

Part II -- Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders......................................      13

     Item 6.  Exhibits and Reports on Form 8-K.........................................................      13

Signatures.............................................................................................      14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                               Three Months Ended
                                                   March 31,
                                         ------------------------------
                                               2000              1999
                                         ------------      ------------
Revenue:
   Software                              $     53,164      $     40,588
   Services                                    64,415            52,774
   Hardware                                     3,648            12,444
                                         ------------      ------------
     Total revenue                            121,227           105,806
                                         ------------      ------------

Cost of revenue:
   Software
     Amortization                               2,523             6,140
     Royalties, distribution and other          7,593             5,029
   Services                                    28,864            20,592
   Hardware                                     2,481             9,798
                                         ------------      ------------
     Total cost of revenue                     41,461            41,559
                                         ------------      ------------
Gross profit                                   79,766            64,247
                                         ------------      ------------
Operating expenses:
   Selling, general and administrative         44,635            35,261
   Research and development                    19,359            16,905
                                         ------------      ------------
     Total operating expenses                  63,994            52,166
                                         ------------      ------------
Operating income                               15,772            12,081
Other income, net                                 420             2,218
                                         ------------      ------------
Income before income taxes                     16,192            14,299
Provision for income taxes                      5,829             5,147
                                         ------------      ------------
Net income                               $     10,363      $      9,152
                                         ============      ============
Earnings per share:
   Basic                                 $       0.29      $       0.25
                                         ============      ============
   Diluted                               $       0.28      $       0.25
                                         ============      ============
Weighted average number of
common shares outstanding:
   Basic                                   36,305,838        36,265,000
                                         ============      ============
   Diluted                                 36,712,262        36,340,077
                                         ============      ============


    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                                  March 31,        December 31,
                                                                                                     2000              1999
                                                                                                  ----------        ---------
Assets
Current Assets
   Cash and cash equivalents                                                                      $   40,476        $  20,696
   Accounts receivable, net of allowance for doubtful accounts of $4,782 and $5,312                  121,468          125,698
   Prepaid expenses                                                                                    6,219            7,615
   Other current assets                                                                                9,607            1,566
                                                                                                  ----------        ---------
     Total current assets                                                                            177,770          155,575
                                                                                                  ----------        ---------
Property and equipment, net                                                                           30,672           33,110
                                                                                                  ----------        ---------
Operating and other assets
   Goodwill, software and other intangibles, net                                                      64,351           63,038
   Deferred income taxes                                                                              16,352           22,554
                                                                                                  ----------        ---------
     Total operating and other assets                                                                 80,703           85,592
                                                                                                  ----------        ---------
Total assets                                                                                      $  289,145        $ 274,277
                                                                                                  ==========        =========

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                                                       $   44,745        $  59,108
   Deferred revenue                                                                                   15,574           12,886
   Income taxes payable                                                                               36,884           38,901
                                                                                                  ----------        ---------
     Total current liabilities                                                                        97,203          110,895
                                                                                                  ----------        ---------
Intercompany note                                                                                     59,112           39,980
Stockholders' equity
   Preferred stock, $.01 par value; authorized 20,000,000 shares, none issued                             --               --
   Class A common stock, $.01 par value; 168,735,000 shares authorized; 5,047,991 and 5,034,337 shares issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                                                      50               50
   Class B common stock, $.01 par value; 31,265,000 shares authorized; 31,265,000
     issued and outstanding at March 31, 2000 and December 31, 1999                                      313              313
   Additional paid-in capital                                                                        148,893          148,925
   Retained earnings (deficit)                                                                       (14,650)         (25,013)
   Accumulated other comprehensive income (loss)                                                      (1,776)            (873)
                                                                                                  ----------        ---------
   Total stockholders' equity                                                                        132,830          123,402
                                                                                                  ----------        ---------
Total liabilities and stockholders' equity                                                        $  289,145        $ 274,277
                                                                                                  ==========        =========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                               Three Months Ended
                                                                     March 31,
                                                              -------------------
                                                                2000       1999
                                                              -------     -------

Net Cash Provided By Operating Activities                     $  5,608   $ 29,459
                                                              --------   --------
Cash flows from investing activities

   Proceeds from sale of marketable securities                      --      2,099
   Payments for purchases of property and equipment             (4,383)    (5,065)
   Payments for purchases of software and other intangibles       (865)      (867)
                                                              --------   --------
Net cash used in investing activities                           (5,248)    (3,833)
                                                              --------   --------
Cash flows from financing activities
   Borrowings under intercompany credit agreements and notes    19,452      5,536
   Payments on intercompany credit agreements and notes             --    (23,556)
   Other                                                           (32)        --
                                                              --------   --------
Net cash provided by (used in) financing activities             19,420    (18,020)
                                                              --------   --------
Effect of exchange rate changes on cash and cash equivalents        --         27
                                                              --------   --------
Net increase in cash and cash equivalents                       19,780      7,633
Cash and cash equivalents at beginning of period                20,696     20,740
                                                              --------   --------
Cash and cash equivalents at end of period                    $ 40,476   $ 28,373
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements of Unigraphics Solutions Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. Certain reclassifications have been made to the December 31, 1999 financial statements to be consistent with the presentations as of March 31, 2000. The results of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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




                                                        Three months ended
                                                            March 31,
                                                       -------------------
                                                       2000         1999
                                                       -----       -------
(in thousands, except per share data)

Net income                                             $10,363     $ 9,152
                                                       =======     =======
Weighted-average shares outstanding                     36,306      36,265
Dilutive effect of employee and director stock options     406          75
                                                       -------     -------
Diluted shares outstanding                              36,712      36,340
                                                       =======     =======
Earnings per share:
   Basic                                               $  0.29     $  0.25
                                                       =======     =======
   Diluted                                             $  0.28     $  0.25
                                                       =======     =======

Note 3.   Comprehensive Income

          Comprehensive income for the three months ended March 31, 2000 and 1999 was $9.5 million and $5.8 million, respectively. The difference between comprehensive income and net income for the three months ended March 31, 2000 arose from foreign currency translation adjustments. For the three months ended March 31, 1999, the difference arose from foreign currency translation adjustments and unrealized holding gains on certain of the Company's investments.

Note 4. Segment Information


Industry Segments

     The Company's business involves operations principally in one industry segment: providing mechanical design automation software and related services to manufacturers for the design, engineering analysis, testing and manufacturing of mechanical products.


Geographic Segments

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months ended March 31, 2000 and 1999 (in thousands):

                   Three months ended       March 31,       Three months ended       December 31,
                     March 31, 2000            2000           March 31, 1999             1999
                ------------------------    ---------    ------------------------    ------------
                             Operating        Total                   Operating         Total
                Revenues   Income (Loss)      Assets     Revenues   Income (Loss)       Assets
                --------   -------------    ---------    --------   -------------    ------------
Americas        $ 69,353      $12,725       $185,361     $ 55,864      $14,438          $164,411
Europe            39,857        5,759         79,584       39,790        4,910            81,463
Asia Pacific      12,017         (189)        24,200       10,152       (1,127)           28,403
                --------      -------       --------     --------      -------          --------
  Total         $121,227      $18,295       $289,145     $105,806      $18,221          $274,277
                ========      =======       ========     ========      =======          ========

     A reconciliation of operating income for the three months ended March 31, 2000 and 1999 follows (in thousands):

                                                         Three months ended
                                                  --------------------------------
                                                  March 31, 2000    March 31, 1999
                                                  --------------    --------------
Total operating income for reportable segments       $18,295            $18,221
Unallocated software amortization costs               (2,523)            (6,140)
                                                     -------            -------
Operating income                                     $15,772            $12,081
                                                     =======            =======

     There are no intercompany sales between geographic areas. All sales are from external customers.


Note 5. Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $39.2 million and $37.1 million at March 31, 2000 and December 31, 1999, respectively. Additionally, goodwill, software, and other intangibles are stated net of accumulated amortization of $28.7 million and $25.3 million at March 31, 2000 and December 31, 1999, respectively. Depreciation and amortization expense for the three months ended March 31, 2000 and 1999 was $5.9 million and $8.2 million, respectively.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company provides scalable, integrated, enterprise-level mechanical computer-aided design solutions that are used for virtual product development principally in the automotive and transportation, aerospace, consumer products, equipment and machinery, and electronics industries. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     In 1996 EDS and General Motors ("GM") signed the Unigraphics Software Corporate License Agreement (the "EDS/GM Site License" or "Site License") for Unigraphics software and related services. The Site License was a service agreement under the umbrella EDS/GM Master Service Agreement pursuant to which EDS and its subsidiaries (including the Company) provided information technology products and services to GM. The Site License was a three-year arrangement that consisted of three elements: (1) a perpetual license of the Unigraphics software for up to 10,000 seats; (2) maintenance for the installed software; and (3) a specified upgrade to be delivered by a non-Unigraphics business unit of EDS on a when-and-if available basis. The contract did not require any significant modification or customization of the software. The contract price was approximately $178 million, of which approximately $110.3 million was attributed to the software license element, approximately $64.3 million was attributable to maintenance support and approximately $3.7 million was attributed to the specified upgrade. Revenue related to the specified upgrade was not recorded by the Company since such upgrade was delivered to the customer by a non-Unigraphics business unit of EDS. The license fee was payable over three years in monthly installments of approximately $3.1 million. Maintenance revenue is recognized over the term of the agreement based generally on the deployment schedule.

     GM and the Company currently are in the process of negotiating a renewal of the Site License ("Renewal"), which expired in June 1999. In the interim, the current Site License has been extended on a month-to-month basis at monthly maintenance fees in effect at the end of June 1999. The Renewal under negotiation comprehends a three year agreement covering software maintenance services, software development services, and iMAN(R) software products and services. Also, because of the spin-off of Delphi Automotive Systems, Inc. from GM, a separate agreement between Delphi and the Company for on-going maintenance services and additional software licenses is being negotiated. In the interim, ongoing software maintenance and other services are being provided by the Company to Delphi under the month-to-month extension of the Site License. During the quarter ending March 31, 2000, approximately 15% of the Company's revenues were attributable to products and services provided to GM (exclusive of Delphi Automotive Systems) under the Site License and other agreements. The inability of the parties to timely reach agreement on acceptable financial terms could have a material adverse affect on the Company's fiscal year 2000 results of operations and financial condition.

     Effective as of January 1, 1998, the Company entered into a Management Services Agreement ("MSA") with EDS pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax and similar administrative services. The agreement provides for the payment of fees to EDS for such services, either on a fixed price or usage basis, which fees are generally designed to approximate EDS' cost of providing the services, as well as a fixed fee equal to .5% of the Company's total revenues. MSA services to be provided and associated charges are negotiated annually. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the MSA, the Company or EDS may terminate any service on or after January 1, 2000 with prior notice of not less than five months, or earlier if the parties mutually agree. The Company paid EDS $6.4 million for such services in 1999, and has concluded negotiations with EDS relative to the 2000 services and charges. For the three month period ended March 31, 2000, EDS has invoiced the Company approximately $1.2 million for services provided during such period. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with third party suppliers of such services.

     Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS and similar credit agreements between EDS Finance, PLC and certain non-U.S. subsidiaries of the Company (collectively, the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Since the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility is $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73 million (the "Intercompany Note"). As of March 31, 2000 approximately $59.1 million remains payable under the Intercompany Note. See "Liquidity and Capital Resources" for further discussion.

     On June 23, 1998, the Company completed the initial public offering of 5,000,000 shares of its Class A Common Stock. The net proceeds of the offering were used to repay $65.1 million of indebtedness outstanding under the Intercompany Credit Agreement.

Forward-looking Statements

     All statements other than historical statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, the Company's Year 2000 exposure, the European currency decline trend, the sufficiency of liquidity and capital resources over the next twelve months, concerns regarding potential increased costs and the impact on business operations due to the transition to the SAP systems, concerns regarding a timely and financially acceptable agreement on the GM Site License Renewal, and any other statements of Company's plans, objectives, expectations or intentions. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto.

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

Results of Operations

     Revenues. Revenues were $121.2 million during the three months ended March 31, 2000, an increase of $15.4 million from $105.8 million for the corresponding period in 1999.

     Software revenues increased $12.6 million, or 31%, to $53.2 million for the three month period ended March 31, 2000, from $40.6 million for the corresponding period in 1999. The increase for the three month period resulted from strong sales performance across all product lines in all geographic areas, particularly within the Americas and Asia Pacific.

     Services revenues increased $11.6 million, or 22%, to $64.4 million for the three month period ended March 31, 2000, from $52.8 million for the corresponding period in 1999. The increase resulted from professional services growth in the Americas and Europe, along with software maintenance growth in all geographic areas, particularly Europe and Asia Pacific, corresponding with the higher software sales activity.

     As planned, hardware revenues decreased $8.8 million, or 71%, to $3.6 million for the three month period ended March 31, 2000, from $12.4 million for the corresponding period in 1999. All geographic areas experienced decreases for the three month period. The Company expects hardware revenues to continue to decline and to become a smaller portion of its business.

     Revenues from international operations represented 46% and 51% of total revenues for the three months ended March 31, 2000 and 1999, respectively. Strong United States software growth and flat total revenues in Europe, in part due to currency fluctuations, contributed to the decrease in the international share.

     Gross Profit. Gross profit was $79.8 million during the three months ended March 31, 2000, an increase of $15.6 million from $64.2 million for the corresponding period in 1999. Gross profit margin was 66% and 61% for the three months ended March 31, 2000 and 1999, respectively.

     Gross profit on software revenues increased $13.6 million, or 46%, to $43.0 million for the three month period ended March 31, 2000, from $29.4 million for the corresponding period in 1999. The increase resulted primarily from strong revenue growth and lower amortization costs. Royalty costs increased due to a large ProductVision(TM) order which resulted in a substantial royalty liability to the vendor.

     Gross profit on services revenues increased $3.4 million, or 11%, to $35.6 million for the three month period ended March 31, 2000, from $32.2 million for the corresponding period in 1999. The increase resulted from higher revenues from professional services and software maintenance.

     Gross profit on hardware revenues decreased $1.4 million, or 56%, to $1.2 million for the three month period ended March 31, 2000, from $2.6 million for the corresponding period in 1999. This is a continuation of the trends of lower finder's fees and lower overall volume resulting from reduced emphasis on selling hardware.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $44.6 million during the three months ended
March 31, 2000, an increase of $9.3 million from $35.3 million for the corresponding period in 1999. Selling, general and administrative expenses represented 37% and 33% of total revenues for the three months ended March 31, 2000 and 1999. Selling expenses comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related expenses. The higher selling expenses resulted from increases in commissions and bonuses because of continued strong sales growth over 1999 and increased staffing to support higher revenue growth. Higher general and administrative expenses were due to increased costs associated with the Company's transition to a new Enterprise Resource Planning ("ERP") system. The selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2000 are consistent with 1999 full-year results.

     Research and Development Costs. Research and development costs were $19.4 million for the three months ended March 31, 2000 an increase of $2.5 million from $16.9 million for the corresponding period in 1999. Research and development costs as a percentage of total revenues were 16% for the three months ended March 31, 2000 and 1999. The increase in research and development costs resulted principally from the support of initiatives related to the Company's iMAN and Collaborative Product Commerce ("CPC") initiatives.

     Operating Income. Operating income was $15.8 million and $12.1 million for the three months ended March 31, 2000 and 1999, respectively.

     Other Income, Net. Other income, net was $0.4 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. The decrease for the three months ended March 31, 2000 in other income, net resulted from differences in the amounts of gain realized from the sale of marketable equity securities. These securities were obtained through the exercise of warrants in the quarter ended March 31, 1998. The warrants were received in exchange for reduced royalty fees from a private software company that was acquired by a public company in 1997.

     Provision for Income Taxes. The provision for income taxes was $5.8 million and $5.1 million for the three months ended March 31, 2000 and 1999, respectively. The Company's effective tax rate was 36.0% for both periods.

     Net Income. Net income for the three months ended March 31, 2000, was $10.4 million compared to $9.2 million for the corresponding period in 1999. Basic earnings per share of common stock were $0.29 and $0.25 for the three months ended March 31, 2000 and 1999, respectively. Diluted earnings per share of common stock were $0.28 and $0.25 for the three months ended March 31, 2000 and 1999, respectively.

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

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS. The Company has an Intercompany Credit Agreement with EDS under which there was no amount outstanding at March 31, 2000. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreement (including certain other credit agreements between EDS Finance PLC, a wholly-owned subsidiary of EDS, and certain non-U.S. subsidiaries of the Company) is $70 million. Amounts outstanding under the Intercompany Credit Agreement bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. The Intercompany Credit Agreement restricts the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreement. The Intercompany Credit Agreement terminates on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and requires that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%.

     The Company also has outstanding an Intercompany Note in the principal amount of approximately $59.1 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

     The Company's net cash provided by operations for the three months ended March 31, 2000 decreased $23.9 million to $5.6 million. This resulted primarily from decreases in current liabilities attributable to the timing of payments of certain liabilities, including taxes. The Company's net cash used in investing activities for the three months ended March 31, 2000 increased $1.4 million to $5.2 million from $3.8 million in the same prior year period. The increase resulted primarily because there were no proceeds from the sale of marketable securities during the three months ending March 31, 2000. Cash flows provided by financing activities increased $37.4 million to $19.4 million for the three months ended March 31, 2000. This reflects a net increase in cash borrowings from EDS. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreement and cash generated from operations, should be sufficient for its operations for at least the next twelve months.

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

Impact of Changes in Exchange Rates

     The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the three months ended March 31, 2000, international revenue represented 46% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 27% and 11%, respectively, of total international revenue for the three months ended March 31, 2000. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's operations. However, the continual decline in European currencies could have a negative effect on revenues and operating performance for calendar year 2000.

Inflation

     Historically, inflation has not had a material effect on the Company's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into financial instrument transactions for trading purposes. Additional information about the Company's risk related to changes in foreign exchange rates is contained in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Impact of Changes in Exchange Rates."

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                             Description
     ------        ---------------------------------------------------------

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


                                UNIGRAPHICS SOLUTIONS INC.
                            ----------------------------------
                                      (Registrant)



                          By
                             ----------------------------------------
                                 Douglas E. Barnett, Vice President,
Date:  May 10, 2000              Chief Financial Officer and Treasurer