Form 10-Q
period 2000-06-30
UNIGRAPHICS SOLUTIONS INC
filed 2000-08-11
CIK 1055246

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended       June 30, 2000
                                              ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                      Commission file number     1-14155
                                               ------------


                          Unigraphics Solutions Inc.
              --------------------------------------------------
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

                                (314) 344-5900
               ------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
                                               ---     ---

     As of August 8, 2000, there were 5,051,207 outstanding shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.


================================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                        Page No.
                                                                                                                        --------
Part I -- Financial Information
     Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Statements of Operations.........................................................         3
              Condensed Consolidated Balance Sheets.................................................................           4
              Condensed Consolidated Statements of Cash Flows.........................................................         5
              Notes to Consolidated Financial Statements..............................................................         6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations..............................................................................................         9
     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.............................................        14
Part II -- Other Information
     Item 4.  Submission of Matters to a Vote of Security Holders.....................................................        15
     Item 5.  Other Information.......................................................................................        15
     Item 6.  Exhibits and Reports on Form 8-K........................................................................        15
Signatures............................................................................................................        17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)

                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                               ---------------------------------      ---------------------------------
                                                   2000                1999               2000                1999
                                               -------------       -------------      -------------       -------------
Revenue:
  Software                                     $      53,651       $      47,667      $     106,815       $      88,256
  Services                                            70,593              56,390            135,009             109,163
  Hardware                                             3,776               6,293              7,424              18,737
                                               -------------       -------------      -------------       -------------
    Total revenue                                    128,020             110,350            249,248             216,156
                                               -------------       -------------      -------------       -------------

Cost of revenue:
  Software
    Amortization                                       2,659               6,139              5,182              12,279
    Royalties, distribution and other                  8,718               8,432             16,311              13,461
  Services                                            27,844              18,680             56,708              39,272
  Hardware                                             3,664               5,612              6,146              15,410
                                               -------------       -------------      -------------       -------------
    Total cost of revenue                             42,885              38,863             84,347              80,422
                                               -------------       -------------      -------------       -------------
Gross profit                                          85,135              71,487            164,901             135,734
                                               -------------       -------------      -------------       -------------

Operating expenses:
  Selling, general and administrative                 47,735              41,801             92,369              77,062
  Research and development                            18,738              16,743             38,098              33,648
                                               -------------       -------------      -------------       -------------
    Total operating expenses                          66,473              58,544            130,467             110,710
                                               -------------       -------------      -------------       -------------
Operating income                                      18,662              12,943             34,434              25,024
Other income (expense), net                              (53)              1,280                367               3,498
                                               -------------       -------------      -------------       -------------
Income before income taxes                            18,609              14,223             34,801              28,522
Provision for income taxes                             6,699               5,118             12,528              10,266
                                               -------------       -------------      -------------       -------------
Net income                                     $      11,910       $       9,105      $      22,273       $      18,256
                                               =============       =============      =============       =============

Earnings per share:
  Basic                                        $        0.33       $        0.25      $        0.61       $        0.50
                                               =============       =============      =============       =============
  Diluted                                      $        0.32       $        0.25      $        0.61       $        0.50
                                               =============       =============      =============       =============

Weighted average number of
common shares outstanding:
  Basic                                           36,314,439          36,265,132         36,310,138          36,265,066
                                               =============       =============      =============       =============
  Diluted                                         36,657,239          36,344,791         36,693,671          36,342,734
                                               =============       =============      =============       =============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                              June 30,          December 31,
                                                                                                2000                1999
                                                                                           ----------------     --------------
                                                                                             (UNAUDITED)
Assets
Current Assets
  Cash and cash equivalents                                                                $         18,707     $       20,696
  Accounts receivable, net of allowance for doubtful accounts of $3,626 and $5,312                  123,574            125,698
  Prepaid expenses                                                                                    9,745              7,615
  Other current assets                                                                                5,602              1,566
                                                                                           ----------------     --------------
    Total current assets                                                                            157,628            155,575
                                                                                           ----------------     --------------

Property and equipment, net                                                                          30,194             33,110
                                                                                           ----------------     --------------

Operating and other assets
  Goodwill, software and other intangibles, net                                                      68,182             63,038
  Deferred income taxes                                                                              17,259             22,554
                                                                                           ----------------     --------------
    Total operating and other assets                                                                 85,441             85,592
                                                                                           ----------------     --------------
Total assets                                                                               $        273,263     $      274,277
                                                                                           ================     ==============

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities                                                 $         61,068     $       59,108
  Deferred revenue                                                                                   17,642             12,886
  Income taxes payable                                                                               32,816             38,901
                                                                                           ----------------     --------------
    Total current liabilities                                                                       111,526            110,895
                                                                                           ----------------     --------------

Intercompany note                                                                                    18,442             39,980

Stockholders' equity
  Preferred stock, $.01 par value; authorized 20,000,000 shares, none issued                             --                 --
  Class A common stock, $.01 par value; 168,735,000 shares authorized; 5,049,541 and 5,034,337 shares issued and outstanding at June 30, 2000 and
   December 31, 1999, respectively                                                                       50                 50
  Class B common stock, $.01 par value; 31,265,000 shares authorized; 31,265,000
   issued and outstanding at June 30, 2000 and December 31,1999                                         313                313
  Additional paid-in capital                                                                        148,963            148,925
  Retained earnings (deficit)                                                                        (2,741)           (25,013)
  Accumulated other comprehensive income (loss)                                                      (3,290)              (873)
                                                                                           ----------------     --------------
  Total stockholders' equity                                                                        143,295            123,402
                                                                                           ----------------     --------------
Total liabilities and stockholders' equity                                                 $        273,263     $      274,277
                                                                                           ================     ==============



    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Six Months Ended
                                                                          June 30
                                                               --------------------------------
                                                                    2000               1999
                                                               -------------      -------------
Net Cash Provided By Operating Activities                      $      38,495      $      50,877
                                                               -------------      -------------

Cash flows from investing activities
 Proceeds from sale of marketable securities                              --              3,825
 Payments for purchases of property and equipment                     (7,769)            (6,769)
 Payments for purchases of software and other intangibles            (11,922)            (6,281)
                                                               -------------      -------------
Net cash used in investing activities                                (19,691)            (9,225)
                                                               -------------      -------------

Cash flows from financing activities
 Borrowings under intercompany credit agreements and notes            19,652             12,461
 Payments on intercompany credit agreements and notes                (40,484)           (58,957)
 Other                                                                    39                 --
                                                               -------------      -------------
Net cash used in financing activities                                (20,793)           (46,496)
                                                               -------------      -------------
Effect of exchange rate changes on cash and cash equivalents              --                  1
                                                               -------------      -------------
Net decrease in cash and cash equivalents                             (1,989)            (4,843)
Cash and cash equivalents at beginning of period                      20,696             20,740
                                                               -------------      -------------
Cash and cash equivalents at end of period                     $      18,707      $      15,897
                                                               =============      =============



    See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Note 1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Unigraphics Solutions Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. Certain reclassifications have been made to the December 31, 1999 financial statements to be consistent with the presentations as of June 30, 2000. The results of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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

                                                            Three months ended          Six months ended
                                                                 June 30                    June 30
                                                          ----------------------     ----------------------
                                                             2000         1999         2000          1999
                                                          ---------    ---------     ---------    ---------
(in thousands, except per share data)

Net income                                                $  11,910    $   9,105     $  22,273    $  18,256
                                                          =========    =========     =========    =========

Weighted-average shares outstanding                          36,314       36,265        36,310       36,265
Dilutive effect of employee and director stock options          343           80           384           78
                                                          ---------    ---------     ---------    ---------

Diluted shares outstanding                                   36,657       36,345        36,694       36,343
                                                          =========    =========     =========    =========

Earnings per share:
   Basic                                                  $    0.33    $    0.25     $    0.61    $    0.50
                                                          =========    =========     =========    =========
   Diluted                                                $    0.32    $    0.25     $    0.61    $    0.50
                                                          =========    =========     =========    =========


Note 3.   Comprehensive Income

          Comprehensive income for the three months ended June 30, 2000 and 1999 was $10.4 million and $7.2 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $19.9 million and $13.1 million, respectively. The difference between comprehensive income and net income for the three months and the six months ended June 30, 2000 arose from foreign currency translation adjustments. For the three months and the six months ended June 30, 1999, the difference arose from foreign currency translation adjustments and unrealized holding gains on certain of the Company's investments.

Note 4.  Segment Information

Industry Segments

         The Company's business involves operations principally in one industry segment: providing mechanical design automation software and related services to manufacturers for the design, engineering analysis, testing and manufacturing of mechanical products.

Geographic Segments

         The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                   Three months ended                        Three months ended
                     June 30, 2000                              June 30, 1999
               --------------------------                -------------------------
                               Operating                                Operating
                 Revenues       Income                     Revenues      Income
               ------------- ------------                ------------  -----------
Americas       $      67,032 $     11,954                $     56,687  $     9,614
Europe                43,649        7,086                      40,079        6,987
Asia Pacific          17,339        2,281                      13,584        2,481
               ------------- ------------                ------------  -----------
Total          $     128,020 $     21,321                $    110,350  $    19,082
               ============= ============                ============  ===========

                    Six months ended        June 30,         Six months ended       December 31,
                     June 30, 2000           2000             June 30, 1999            1999
               -------------------------- ------------   ------------------------- -------------
                              Operating      Total                      Operating     Total
                 Revenues      Income        Assets        Revenues      Income       Assets
               ------------- ------------ ------------   ------------  ----------- -------------
Americas       $     136,385 $     24,679 $    167,491   $    112,551  $    24,052 $     164,411
Europe                83,506       12,845       79,110         79,869       11,897        81,463
Asia Pacific          29,357        2,092       26,662         23,736        1,354        28,403
               ------------- ------------ ------------   ------------  ----------- -------------
Total          $     249,248 $     39,616 $    273,263   $    216,156  $    37,303 $     274,277
               ============= ============ ============   ============  =========== =============

        Reconciliation of operating income for the three and six months ended June 30, 2000 and 1999 follows (in thousands)

                                                             Three months ended
                                                     June 2000               June 1999
                                                    -----------             -----------
Total operating income for reportable segments      $    21,321             $    19,082
Unallocated software amortization costs                  (2,659)                 (6,139)
                                                    -----------             -----------
Operating income                                    $    18,662             $    12,943
                                                    ===========             ===========
                                                              Six months ended
                                                     June 2000               June 1999
                                                    -----------             -----------
Total operating income for reportable segments      $    39,616             $    37,303
Unallocated software amortization costs                  (5,182)                (12,279)
                                                    -----------             -----------
Operating income                                    $    34,434             $    25,024
                                                    ===========             ===========

        There are no intercompany sales between geographic areas. All sales are from external customers.

Note 5. Depreciation and Amortization

        Property and equipment is stated net of accumulated depreciation of $41.5 million and $37.1 million at June 30, 2000 and December 31, 1999, respectively. Additionally, software, goodwill and other intangibles are stated net of accumulated amortization of $35.5 million and $25.3 million at June 30, 2000 and December 31, 1999, respectively. Depreciation and amortization expense for the three months ended June 30, 2000 and 1999 was $10.7 million and $8.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2000 and 1999 was $16.7 million and $17.0 million, respectively.

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

     The Company generates revenue primarily from the licensing of mechanical computer-aided-design ("CAD"), computer-aided manufacturing ("CAM"), computer-aided engineering ("CAE"), and product data management ("PDM") software products, and the provision of software consulting, support services and computer equipment to users of the Company's products (CAD, CAM, CAE and PDM are collectively referred to as "MCAD"). The Company operates business units in the United States and in 29 other countries. The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

     In 1996 EDS and General Motors ("GM") signed the Unigraphics Software Corporate License Agreement (the "Initial UCL") for Unigraphics software and related services. The Initial UCL was a service agreement under the umbrella EDS/GM Master Service Agreement pursuant to which EDS and its subsidiaries (including the Company) provided a perpetual license of the Unigraphics software
for up to 10,000 seats, maintenance services and other services.   GM and the
Company have negotiated a renewal of the Initial UCL ("Renewal"), which expired in June 1999. The Renewal is a three year agreement covering software maintenance services, software development services, contract management services, and new iMAN software products and services.

     The agreed to contract price, excluding any additional GM product and services charges, GM supplier purchases, and performance penalties, is $139 million. The Renewal also excludes similar products and services being provided to Delphi Automotive Systems, which was spun off from GM. Approximately $74 million is attributable to software maintenance, $43 million will be paid for software development, $16 million will be charged for additional iMAN software, and the remainder will be paid for contract management and other services. The Renewal also includes penalties for missing service levels, key measurements, and critical deliverables. Approximately 20% of the $139 million expected revenues are at-risk because of performance penalties. The inability of the Company to perform in areas subject to performance penalties and any resulting assessment of penalties could have a material adverse affect on the Company's results of operations and financial condition in fiscal year 2000, 2001 and/or 2002.

     During the six months ending June 30, 2000, approximately 14% of the Company's revenues were attributable to products and services provided to GM under the Initial UCL, the Renewal, and other agreements.

     Effective as of January 1, 1998, the Company entered into a Management Services Agreement ("MSA") with EDS pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax and similar administrative services. The agreement provides for the payment of fees to EDS for such services, either on a fixed price or usage basis, which fees are generally designed to approximate EDS' cost of providing the services, as well as a fixed fee equal to .5% of the Company's annual total revenues up to a recently negotiated fixed fee cap of $2.5 million. MSA services to be provided and associated charges are negotiated annually. The Company paid EDS $6.4 million for such services in 1999, and has concluded negotiations with EDS relative to the 2000 services and charges. For the six month period ended June 30, 2000, EDS has invoiced the Company approximately $2.3 million for services provided during such period. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with third party suppliers of such services.

     Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS and similar credit agreements between EDS Finance, PLC and certain non-U.S. subsidiaries of the Company (collectively, the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Since the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility is $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73 million (the "Intercompany Note"). As of June 30, 2000 approximately $18.4 million remains payable under the Intercompany Note. See "Liquidity and Capital Resources" for further discussion.

Forward-looking Statements

     All statements other than historical statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, the European currency decline trend, the sufficiency of liquidity and capital resources over the next twelve months, concerns regarding performance under the Renewal agreement with GM, and any other statements of Company's plans, objectives, expectations or intentions.
Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto.

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


Results of Operations

     Revenues. Revenues were $128.0 million during the three months ended June 30, 2000, an increase of $17.6 million from $110.4 million for the corresponding period in 1999. Revenues were $249.2 million during the six months ended June 30, 2000, an increase of $33.0 million from $216.2 million for the corresponding period in 1999.

     Software revenues increased $6.0 million, or 13%, to $53.7 million for the three month period ended June 30, 2000, from $47.7 million for the corresponding period in 1999. Software revenues increased $18.5 million, or 21%, to $106.8 million for the six month period ended June 30, 2000, from $88.3 million for the corresponding period in 1999. The increase for the three month period resulted from strong sales performance in the Americas and Asia Pacific while European software sales reflected modest growth period over period. The declining value of the Euro and strong growth in the comparable period in 1999 impacted Europe's growth for the three months ended June 30, 2000. The increase for the six month period resulted from strong sales performance, particularly in the Americas and Europe.

     Services revenues increased $14.2 million, or 25%, to $70.6 million for the three month period ended June 30, 2000, from $56.4 million for the corresponding period in 1999. Services revenues increased $25.8 million, or 24%, to $135.0 million for the six month period ended June 30, 2000, from $109.2 million for the corresponding period in 1999. The increase resulted from professional services growth in all geographic areas, along with software maintenance growth, particularly in Europe and Asia Pacific. The growth in professional services revenue has resulted from greater demand for special software development services. Also, software maintenance revenue growth coincides with increases in software revenue.

     As planned, hardware revenues decreased $2.5 million, or 40%, to $3.8 million for the three month period ended June 30, 2000, from $6.3 million for the corresponding period in 1999. Hardware revenues decreased $11.3 million, or 60%, to $7.4 million for the six month period ended June 30, 2000, from $18.7 million for the corresponding period in 1999. All geographic areas experienced decreases for both the three month and six month periods. The Company expects hardware revenues to become a smaller portion of its business.

     Revenues from international operations represented 51% and 52% of total revenues for the three months ended June 30, 2000 and 1999. Revenues from international operations represented 48% and 51% of total revenues for the six months ended June 30, 2000 and 1999.

     Gross Profit. Gross profit was $85.1 million during the three months ended June 30, 2000, an increase of $13.6 million from $71.5 million for the corresponding period in 1999. Gross profit was $164.9 million during the six months ended June 30, 2000, an increase of $29.2 million from $135.7 million for the corresponding period in 1999. Gross profit margin was 66% for the three months ended June 30, 2000 and 65% for the three months ended June 30, 1999. Gross profit margin was 66% and 63% for the six months ended June 30, 2000 and 1999, respectively.

     Gross profit on software revenues increased $9.2 million, or 28%, to $42.3 million for the three month period ended June 30, 2000, from $33.1 million for the corresponding period in 1999. Gross profit on software revenues increased $22.8 million, or 36%, to $85.3 million for the six month period ended June 30, 2000, from $62.5 million for the corresponding period in 1999. The increases resulted primarily from strong revenue growth and lower amortization costs which offset an increase in the Company's accrual rates for software vendor royalties during this period.

     Gross profit on services revenues increased $5.0 million, or 13%, to $42.7 million for the three month period ended June 30, 2000, from $37.7 million for the corresponding period in 1999. Gross profit on services revenues increased $8.4 million, or 12%, to $78.3 million for the six month period ended June 30, 2000, from $69.9 million for the corresponding period in 1999. Services gross profit increase resulted from the increased sale of professional services and software maintenance services.

     Gross profit on hardware revenues decreased $0.6 million, or 86%, to $.1 million for the three month period ended June 30, 2000, from $.7 million for the corresponding period in 1999. Gross profit on hardware revenues decreased $2.0 million, or 61%, to $1.3 million for the six month period ended June 30, 2000, from $3.3 million for the corresponding period in 1999. Hardware gross profit declined because of the Company's reduced emphasis on hardware sales resulting in lower hardware sales volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $47.7 million during the three months ended June 30, 2000, an increase of $5.9 million from $41.8 million for the corresponding period in 1999. Selling, general and administrative expenses were $92.4 million during the six months ended June 30, 2000, an increase of $15.3 million from $77.1 million for the corresponding period in 1999. Selling, general and administrative expenses represented 37% and 38% of total revenues for the three months ended June 30, 2000 and 1999, respectively, and 37% and 36% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Selling costs comprise salesperson salaries, commissions, benefits, travel, sales office occupancy and other related costs. The higher selling expenses resulted from increases in commissions and bonuses because of continued strong sales growth over 1999 and increased staffing to support higher revenue growth. General and administrative costs as a percentage of revenues were constant year-over-year.

     Research and Development Costs. Research and development costs were $18.7 million for the three months ended June 30, 2000, an increase of $2.0 million from $16.7 for the corresponding period in 1999. Research and development costs were $38.1 million and $33.6 million for the six months ended June 30, 2000 and 1999, respectively. Research and development costs as a percentage of total revenues were 15% for the three months ended June 30, 2000 and 1999, and 15% and 16% for the six months ended June 30, 2000 and 1999, respectively. The increase in research and development costs have related primarily to new initiatives in the iMAN and Collaborative Product Commerce ("CPC") areas.

     Operating Income. Operating income was $18.7 million and $12.9 million for the three months ended June 30, 2000 and 1999, respectively. Operating income was $34.4 million and $25.0 million for the six months ended June 30, 2000 and 1999, respectively.

     Other Income (Expense), Net. Other income (expense), net was ($0.1) million and $1.3 million for the three months ended June 30, 2000 and 1999, respectively. Other income, net was $0.4 million and $3.5 million for the six months ended June 30, 2000 and 1999, respectively. The decrease for the three months and six months ended June 30, 1999 in other income (expense), net resulted from differences in the amounts of gain realized from the sale of marketable equity securities. These securities were obtained through the exercise of warrants in the quarter ended March 31, 1998. The warrants were received in exchange for reduced royalty fees from a private software company that was acquired by a public company in 1997. All such securities had been sold as of December 31, 1999.

     Provision for Income Taxes. The provision for income taxes was $6.7 million and $5.1 million for the three months ended June 30, 2000 and 1999, respectively. The provision for income taxes was $12.5 million and $10.3 million for the six months ended June 30, 2000 and 1999, respectively. The Company's effective tax rate was 36.0% for the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999.

     Net Income. Net income for the three months ended June 30, 2000, was $11.9 million compared to $9.1 million for the corresponding period in 1999. Net income for the six months ended June 30, 2000, was $22.3 million and $18.3 million for the corresponding period in 1999. Basic and diluted earnings per share of common stock were $.33 and $.32, respectively for the three months ended June 30, 2000. Basic and diluted earnings per share of common stock were $.25 for the three months ended June 30, 1999. Basic and diluted earnings per share of common stock were $.61 for the six months ended June 30, 2000. Basic and diluted earnings per share of common stock were $.50 for the six months ended June 30, 1999.

     Recent Accounting Pronouncements. Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, which further modifies SFAS 137. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS. The Company has an Intercompany Credit Agreement with EDS under which there was no amount outstanding at June 30, 2000. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreement (including certain other credit agreements between EDS Finance PLC, a wholly-owned subsidiary of EDS, and certain non-U.S. subsidiaries of the Company) is $70 million. Amounts outstanding under the Intercompany Credit Agreement bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. The Intercompany Credit Agreement restricts the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreement. The Intercompany Credit Agreement terminates on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and requires that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%.

     The Company also has outstanding an Intercompany Note in the principal amount of approximately $18.4 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

     The Company's net cash provided by operations for the six months ended June 30, 2000 decreased $12.4 million to $38.5 million from $50.9 million in the comparable period in the prior year. The decrease resulted primarily due to the timing of income tax payments in the first six months of 2000 versus the comparable period in the prior year. The Company's net cash used in investing activities for the six months ended June 30, 2000 increased $10.5 million to $19.7 million from $9.2 million in the same prior year period. This increase occurred because of expenditures for software for which the Company will have sublicensing rights through 2004. Also, there were no sales of marketable securities. Net cash used in financing activities decreased $25.7 million to $20.8 million for the six months ended June 30, 2000 from $46.5 million in the six months ended June 30, 1999. This reflects lower net repayments on cash
borrowings from EDS.   The Company believes currently available sources of
liquidity, including the Intercompany Credit Agreement and cash generated from operations, should be sufficient for its operations for at least the next twelve months.

Impact of Changes in Exchange Rates

     The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. The current decline in European currencies has had a negative effect on revenues and operating performance to date; and any continuing decline in European currencies versus the U.S. dollar could have a material, negative effect on the Company's revenues and operating performance for calendar year 2000. During the six months ended June 30, 2000, international revenue represented 50% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 25% and 11%, respectively, of total international revenue for the six months ended June 30, 2000. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's operations.

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

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         UGS' 2000 Annual Meeting of Shareholders was held on May 19, 2000 in St. Louis, Missouri. A total of 4,573,852 Class A Common Shares and 31,265,000 Class B Common Shares (approximately 99.8% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each, were:

         (i) Election of three Class II directors for a three-term expiring at the 2003 Annual Meeting of Shareholders: Richard L. deNey -- 317,040,746 shares cast for election and 183,106 shares withheld; J. Davis Hamlin -- 317,042,233 shares cast for election and 181,619 shares withheld; William P. Weber -- 317,055,432 shares cast for election and 168,420 shares withheld. The terms of the following directors continued after the meeting: John A. Adams, Paul J. Chiapparone, Jeffrey M. Heller, John J. Mazzola, and Leo J. Thomas.

         (ii) Stockholder proposal regarding approval of the Unigraphics Solutions Inc. 2000 Incentive Plan 314,870,916 shares cast for the proposal, 1,469,082 shares cast against the proposal and 7,978 shares abstained.

         (iii) Stockholder proposal regarding approval of the Unigraphics Solutions Inc. Executive Deferral Plan 316,263,151 shares cast for the proposal, 73,867 shares cast against the proposal and 10,958 shares abstained.

ITEM 5. OTHER INFORMATION

         At the July 12, 2000 Board of Directors Meeting, the Board elected Anthony J. Affuso President and Chief Executive Officer of the Company replacing John J. Mazzola who previously had announced his intent to step down from those positions. Mr. Affuso was also elected as a Class I director replacing Mr. Mazzola for the remainder of the term expiring in 2002. Finally, Mr. Affuso was elected as a member of the Company's Executive Committee of the Board and as a member and chairman of the Corporate Administrative Committee replacing Mr. Mazzola.

         Also at the July 12, 2000 Board of Directors Meeting, the Board elected
D. Gilbert Friedlander as a Class II director replacing Richard L. deNey who had resigned from the Board of Directors. Mr. Friedlander will serve the remainder of Mr. deNey's term expiring in 2003. Mr. Friedlander is Senior Vice President, General Counsel, and Secretary of the Company's principal shareholder, Electronic Data Systems Corporation.

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

         10.1 Personal Services Agreement, effective June 30, 2000, between Unigraphics Solutions Inc. and John J. Mazzola, replacing the Personal Services Agreement dated March 1, 1998 between Unigraphics Solutions Inc. and John J. Mazzola, incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 of the Company (File No. 333-90641).

         10.2 Office Lease for St. Louis facility executed as of July 7, 2000, between Duke Construction Limited Partnership and Unigraphics Solutions Inc.

         27        Financial Data Schedule (for SEC information only)

(b)      Reports on Form 8-K

         None

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


                                                  UNIGRAPHICS SOLUTIONS INC.
                                           -------------------------------------
                                                         (Registrant)



                                        By         /s/ Douglas E. Barnett
                                           -------------------------------------
                                            Douglas E. Barnett, Vice President,
Date:  August 10, 2000                     Chief Financial Officer and Treasurer