Form 10-Q
period 2000-09-30
UNIGRAPHICS SOLUTIONS INC
filed 2000-11-13
CIK 1055246

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       September 30, 2000
                                                 ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                      Commission file number     1-14155
                                                 -------


                          Unigraphics Solutions Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            75-2728894
        ----------                                            ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


           13736 Riverport Drive, Maryland Heights, Missouri  63043
           --------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (314) 344-5900
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 2000, there were outstanding 5,054,574 shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

================================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX


                                                                                                                            Page No.
                                                                                                                            --------
Part I -- Financial Information
     Item 1.  Financial Statements (Unaudited)
              Consolidated Statements of Operations.......................................................................     3
              Consolidated Balance Sheets.................................................................................     4
              Consolidated Statements of Cash Flows.......................................................................     5
              Notes to Consolidated Financial Statements..................................................................     6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................     9
     Item 3.  Quantitative and Qualitative Disclosures About Market Risks.................................................    14
Part II -- Other Information
     Item 6.  Exhibits and Reports on Form 8-K............................................................................    15
Signatures................................................................................................................    16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                               --------------------------      --------------------------
                                                   2000          1999             2000           1999
                                               -----------    -----------      -----------    -----------
Revenue:
  Software                                     $    51,938    $    47,776      $   158,753    $   136,031
  Services                                          66,725         59,990          201,732        169,153
  Hardware                                           3,097          7,911           10,522         26,649
                                               -----------    -----------      -----------    -----------
    Total revenue                                  121,760        115,677          371,007        331,833
                                               -----------    -----------      -----------    -----------
Cost of revenue:
  Software
    Amortization                                     2,671          6,205            7,853         18,484
    Royalties, distribution and other                7,128          2,743           23,439         16,204
  Services                                          29,641         27,000           86,347         66,272
  Hardware                                           3,128          6,511            9,274         21,921
                                               -----------    -----------      -----------    -----------
    Total cost of revenue                           42,568         42,459          126,913        122,881
                                               -----------    -----------      -----------    -----------
Gross Profit                                        79,192         73,218          244,094        208,952
                                               -----------    -----------      -----------    -----------
Operating expenses:
  Selling, general and administrative               42,622         43,267          134,991        120,330
  Research and development                          18,792         16,727           56,890         50,374
  In-process research and development                    -          2,386                -          2,386
                                               -----------    -----------      -----------    -----------
    Total operating expenses                        61,414         62,380          191,881        173,090
                                               -----------    -----------      -----------    -----------
Operating income                                    17,778         10,838           52,213         35,862
Other income (expense), net                           (872)           658             (505)         4,157
                                               -----------    -----------      -----------    -----------
Income before income taxes                          16,906         11,496           51,708         40,019
Provision for income taxes                           6,086          4,140           18,615         14,407
                                               -----------    -----------      -----------    -----------
Net income                                     $    10,820    $     7,356      $    33,093    $    25,612
                                               ===========    ===========      ===========    ===========
Earnings per share:
  Basic                                        $      0.30    $      0.20      $      0.91    $      0.71
                                               ===========    ===========      ===========    ===========
  Diluted                                      $      0.30    $      0.20      $      0.90    $      0.70
                                               ===========    ===========      ===========    ===========
Weighted average number of
 common shares outstanding:
  Basic                                         36,316,783     36,278,182       36,312,370     36,269,491
                                               ===========    ===========      ===========    ===========
  Diluted                                       36,507,641     36,636,755       36,639,460     36,441,643
                                               ===========    ===========      ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                      September 30,     December 31,
                                                                                          2000             1999
                                                                                      -------------     ------------
                                                                                      (UNAUDITED)
Assets
Current Assets
  Cash and cash equivalents                                                           $      16,216     $     20,696
  Accounts receivable, net of allowance for doubtful accounts of $4,408 and $5,312          112,970          125,698
  Prepaid expenses                                                                           10,048            7,615
  Other current assets                                                                        5,146            1,566
                                                                                      -------------     ------------
    Total current assets                                                                    144,380          155,575
                                                                                      -------------     ------------

Property and equipment, net                                                                  29,374           33,110
                                                                                      -------------     ------------

Operating and other assets
  Goodwill, software and other intangibles, net                                              64,562           63,038
  Deferred income taxes                                                                      19,619           22,554
                                                                                      -------------     ------------
    Total operating and other assets                                                         84,181           85,592
                                                                                      -------------     ------------
Total assets                                                                          $     257,935     $    274,277
                                                                                      =============     ============

Liabilities and Stockholder' Equity
Current liabilities
  Accounts payable and accrued liabilities                                            $      53,416     $     59,108
  Deferred revenue                                                                           19,148           12,886
  Income taxes payable                                                                       22,856           38,901
                                                                                      -------------     ------------
    Total current liabilities                                                                95,420          110,895
                                                                                      -------------     ------------

Intercompany note                                                                             9,480           39,980

Stockholders' equity
  Preferred stock, $.01 par value; authorized 20,000,000 shares, none issued                     --               --
  Class A common stock, $.01 par value; 168,735,000 shares authorized; 5,054,574 and 5,034,337 shares issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively                                                              50               50
  Class B common stock, $.01 par value; 31,265,000 share authorized; 31,265,000
    issued and outstanding at September 30, 2000 and December 31, 1999                          313              313
  Additional paid-in capital                                                                148,913          148,925
  Retained earnings (deficit)                                                                 8,080          (25,013)
  Accumulated other comprehensive income (loss)                                              (4,321)            (873)
                                                                                      --------------    -------------
  Total stockholders' equity                                                                153,035          123,402
                                                                                      --------------    -------------
Total liabilities and stockholders' equity                                            $     257,935     $    274,277
                                                                                      --------------    -------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                            Nine Months Ended
                                                               September 30
                                                          ---------------------
                                                            2000         1999
                                                          ---------    --------
Net Cash Provided By Operating Activities                 $ 42,235     $ 36,257
                                                          --------     --------

Cash flows from investing activities
  Proceeds from sale of marketable securities                   --        5,566
  Payments related to acquisitions, net of cash acquired        --       (9,498)
  Payments for purchases of property and equipment          (9,852)     (11,215)
  Payments for purchases of software and other
    intangibles                                             (8,953)      (8,149)
                                                          --------     --------
Net cash used in investing activities                      (18,805)     (23,296)
                                                          --------     --------

Cash flows from financing activities
  Borrowings under intercompany credit agreements
    and notes                                               18,818       18,885
  Payments on intercompany credit agreements and notes     (46,717)     (39,349)
  Other                                                        (12)          --
                                                          --------     --------
Net cash used in financing activities                      (27,911)     (20,464)
                                                          --------     --------
Effect of exchange rate changes on cash and cash
  equivalents                                                    1          312
                                                          --------     --------
Net decrease in cash and cash equivalents                   (4,480)      (7,191)
Cash and cash equivalents at beginning of period            20,696       20,740
                                                          --------     --------
Cash and cash equivalents at end of period                $ 16,216     $ 13,549
                                                          ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Unigraphics Solutions Inc. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. Certain reclassifications have been made to the December 31, 1999 financial statements to be consistent with the presentations as of, and for the period ended, September 30, 2000. The results of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                                             Three months ended           Nine months ended
                                                                September 30                 September 30
                                                           --------------------           ---------------------
                                                             2000       1999               2000         1999
                                                           --------   ---------          ---------    ---------
(in thousands, except per share data)

Net income                                                 $ 10,820   $  7,356           $ 33,093     $ 25,612
                                                           ========   ========           ========     ========

Weighted-average shares outstanding                          36,317     36,278             36,312       36,269
Dilutive effect of employee and director stock options          191        359                327          173
                                                           --------   --------           --------     --------
Diluted shares outstanding                                   36,508     36,637             36,639       36,442
                                                           ========   ========           ========     ========

Earnings per share:
  Basic                                                    $   0.30   $   0.20           $   0.91     $   0.71
                                                           ========   ========           ========     ========
  Diluted                                                  $   0.30   $   0.20           $   0.90     $   0.70
                                                           ========   ========           ========     ========

Note 3.   Comprehensive Income

     Comprehensive income for the three months ended September 30, 2000 and 1999 was $9.8 million and $5.9 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $29.6 million and $18.9 million, respectively. The difference between comprehensive income and net income for the three months and the nine months ended September 30, 2000 arose from foreign currency translation adjustments. For the three months and the nine months ended September 30, 1999, the difference arose from foreign currency translation adjustments and unrealized holding gains on certain of the Company's investments.

Note 4. Segment Information

Industry Segments

     The Company's business involves operations principally in one industry segment: providing mechanical design automation software and related services to manufacturers for the design, engineering analysis, testing and manufacturing of mechanical products.

Geographic Segments

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs and in-process research and development costs, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                     Three months ended                           Three months ended
                     September 30, 2000                           September 30, 1999
                    --------------------                         --------------------
                               Operating                                    Operating
                    Revenues     Income                          Revenues     Income
                    --------   ---------                         --------   ---------
Americas            $ 63,765    $11,504                          $ 58,900     $ 9,262
Europe                42,977      7,923                            42,225       8,087
Asia Pacific          15,018      1,022                            14,552       2,080
                    --------   --------                          --------     -------
  Total             $121,760   $ 20,449                          $115,677     $19,429
                    ========   ========                          ========     =======

                     Nine months ended        September 30,       Nine months ended        December 31,
                     September 30, 2000           2000            September 30, 1999          1999
                    --------------------      -------------      --------------------      ------------
                               Operating          Total                     Operating         Total
                    Revenues     Income          Assets          Revenues     Income          Assets
                    --------   ---------      -------------      --------   ---------      ------------
Americas            $200,150    $36,183          $155,227        $171,451     $33,314        $164,411
Europe               126,483     20,768            76,799         122,094      19,984          81,463
Asian Pacific         44,374      3,115            25,909          38,288       3,434          28,403
                    --------    -------          --------        --------     -------        ---------
  Total             $371,007    $60,066          $257,935        $331,833     $56,732        $274,277
                    ========    =======          ========        ========     =======        =========

     Reconciliation of operating income for the three and nine months ended September 30, 2000 and 1999 follows (in thousands):

                                                   Three months ended September 30,
                                                   --------------------------------
                                                        2000              1999
                                                   --------------    --------------
Total operating income for reportable segments         $20,449          $ 19,429
Unallocated software amortization costs                 (2,671)           (6,205)
Unallocated in-process R&D costs                             -            (2,386)
                                                   --------------    --------------
Operating income                                       $17,778          $ 10,838
                                                   ==============    ==============

                                                    Nine months ended September 30,
                                                   --------------------------------
                                                        2000              1999
                                                   --------------    --------------
Total operating income for reportable segments         $60,066          $ 56,732
Unallocated software amortization costs                 (7,853)          (18,484)
Unallocated in-process R&D costs                             -            (2,386)
                                                   --------------    --------------
Operating income                                       $52,213          $ 35,862
                                                   ==============    ==============

     There are no intercompany sales between geographic areas. All sales are from external customers.

Note 5. Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $43.3 million and $37.1 million at September 30, 2000 and December 31, 1999, respectively. Additionally, software, goodwill and other intangibles are stated net of accumulated amortization of $35.4 million and $25.3 million at September 30, 2000 and December 31, 1999, respectively. Depreciation and amortization expense for the three months ended September 30, 2000 and 1999 was $6.0 million and $9.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2000 and 1999 was $19.4 million and $26.1 million, respectively.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company provides scalable, integrated, enterprise-level mechanical computer-aided design and collaborative product commerce solutions that are used for virtual product development principally in the automotive and transportation, aerospace, consumer products, equipment and machinery, and electronics industries. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company generates revenue primarily from the licensing of mechanical computer-aided design ("CAD"), computer-aided manufacturing ("CAM"), computer-aided engineering ("CAE"), and product data management ("PDM") software products, and the provision of software consulting, support services and computer equipment to users of the Company's products (CAD, CAM, CAE and PDM are collectively referred to as "MCAD"). The Company operates business units in the United States and in 30 other countries. The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

     In 1996 EDS and General Motors ("GM") signed the Unigraphics Software Corporate License Agreement (the "Initial UCL") for Unigraphics software and related services. The Initial UCL was a service agreement under the umbrella EDS/GM Master Service Agreement pursuant to which EDS and its subsidiaries (including the Company) provided a perpetual license of the Unigraphics software for up to 10,000 seats, maintenance services and other services. GM and the Company have negotiated a renewal of the Initial UCL ("Renewal"), which expired in June 1999. The Renewal is a three year agreement covering software maintenance services, software development services, contract management services, and new iMAN software products and services. The Renewal also includes the provision of mutually agreed to software bundles to GM dedicated product design contractors and provides for discounts on agreed to UGS software bundles and other UGS software to other GM suppliers.

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

     During the nine months ending September 30, 2000, approximately 13% of the Company's revenues were attributable to products and services provided to GM.

     Effective as of January 1, 1998, the Company entered into a Management Services Agreement ("MSA") with EDS pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax and similar administrative services. The agreement provides for the payment of fees to EDS for such services, either on a fixed price or usage basis, which fees are generally designed to approximate EDS' cost of providing the services, as well as a fixed fee equal to .5% of the Company's annual total revenues up to a fixed fee cap of $2.5 million. MSA services to be provided and associated charges are negotiated annually. The Company paid EDS $6.4 million for such services in 1999, and has begun negotiations with EDS relative to the charges for services to be provided in 2001. For the nine month period ended September 30, 2000, EDS has invoiced the

Company approximately $3.4 million for services provided during such period. There can be no assurances that the charges the Company negotiates or pays will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with third party suppliers of such services.

     Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS and similar credit agreements between EDS Finance, PLC and certain non-U.S. subsidiaries of the Company (collectively, the "Intercompany Credit Agreement"), the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Subsequent to the closing of the initial public offering of the Company's Class A Common Stock referred to below, the maximum amount available to the Company under this facility was $70 million. Effective as of March 6, 1998, the Company issued to EDS as a dividend an Intercompany
Note in the principal amount of $73 million (the "Intercompany Note"). As of September 30, 2000 approximately $9.5 million remained payable under the Intercompany Note. See "Liquidity and Capital Resources" for further discussion.

     On October 23, 2000 the Company completed the acquisition of Engineering Animation, Inc. ("EAI") pursuant to an offer (as set forth in an Agreement and Plan of Merger dated September 5, 2000) to acquire all of the outstanding shares of EAI common stock at a price of $13.75 net per share. The total amount of Company funds required to consummate the offer and to pay related fees and expenses is estimated to be $209 million. The Company obtained the funds to consummate this transaction ($166.2 million to purchase the outstanding shares of EAI common stock) through advances made by EDS at which time the Intercompany Credit Agreement borrowing limit was increased to $250 million (see "Liquidity and Capital Resources" below in this Item 2).

     EAI develops and produces Internet-enabled visual process management, collaboration, communication and analysis software solutions and related services for extended manufacturing enterprises. Among other EAI products, the e-VIS.com offerings provide manufacturers and their suppliers and partners with shared, worldwide access to product and process data. Prior to the acquisition, the Company licensed certain of EAI's software products and purchased other EAI services for resale to its customers, primarily as part of the Company's bundled PDM offerings.

Forward-looking Statements

     All statements other than historical statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding (1) expected future declines in hardware revenues, (2) the European currency decline trend,
(3) the sufficiency of liquidity and capital resources over the next twelve months, (4) concerns regarding performance under the Renewal agreement with GM , and (5) any other statements of Company's plans, objectives, expectations or intentions. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto.

     These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: (1) the Company's ability to quickly and effectively integrate the operations of EAI into the business of the Company; (2) vigorous competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; (3) market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; (4) the financial performance of current and future customer contracts; (5) the cost of attracting and retaining highly skilled personnel; (6) concerns regarding potential increased costs and the impact on business operations resulting from implementation of the new enterprise resource planning systems; and the (7) significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Annual Report on Form 10-K beginning on page 21.

     The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

     Revenues. Revenues were $121.8 million during the three months ended September 30, 2000, an increase of $6.1 million from $115.7 million for the corresponding period in 1999. Revenues were $371.0 million during the nine months ended September 30, 2000, an increase of $39.2 million from $331.8 million for the corresponding period in 1999.

     Software revenues increased $4.1 million, or 9%, to $51.9 million for the three month period ended September 30, 2000, from $47.8 million for the corresponding period in 1999. Software revenues increased $22.8 million, or 17%, to $158.8 million for the nine month period ended September 30, 2000, from $136.0 million for the corresponding period in 1999. The increase for the three month period resulted from strong sales performance in the Americas while Europe and Asia Pacific software sales were relatively flat. The declining value of the Euro and strong growth in the comparable period in 1999 impacted Europe's growth for the three months ended September 30, 2000 (see "Impact of Changes in Exchange Rates" below). The increase for the nine month period resulted from strong sales performance in the Americas and Asia Pacific.

     Services revenues increased $6.7 million, or 11%, to $66.7 million for the three month period ended September 30, 2000, from $60.0 million for the corresponding period in 1999. Services revenues increased $32.5 million, or 19%, to $201.7 million for the nine month period ended September 30, 2000, from $169.2 million for the corresponding period in 1999. The increase resulted from software maintenance growth in all geographic areas along with professional services growth in the Americas and Europe. Software maintenance revenue growth coincides with increases in software revenue. The growth in professional services revenue has resulted from greater demand for special software development services.

     As planned, hardware revenues decreased $4.8 million, or 61%, to $3.1 million for the three month period ended September 30, 2000, from $7.9 million for the corresponding period in 1999. Hardware revenues decreased $16.1 million, or 61%, to $10.5 million for the nine month period ended September 30, 2000, from $26.6 million for the corresponding period in 1999. All geographic areas experienced decreases for both the three month and nine month periods. The Company plan is for hardware revenues to become a smaller portion of its business.

     Revenues from international operations represented 51% and 53% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Revenues from international operations represented 49% and 52% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

     Gross Profit. Gross profit was $79.2 million during the three months ended September 30, 2000, an increase of $6.0 million from $73.2 million for the corresponding period in 1999. Gross profit was $244.1 million during the nine months ended September 30, 2000, an increase of $35.1 million from $209.0 million for the corresponding period in 1999. Gross profit margin was 65% for the three months ended September 30, 2000 and 63% for the three months ended September 30, 1999. Gross profit margin was 66% and 63% for the nine months ended September 30, 2000 and 1999, respectively.

     Gross profit on software revenues increased $3.3 million, or 9%, to $42.1 million for the three month period ended September 30, 2000, from $38.8 million for the corresponding period in 1999. Gross profit on software revenues increased $26.2 million, or 26%, to $127.5 million for the nine month period ended September 30, 2000, from $101.3 million for the corresponding period in 1999. The increases resulted primarily from strong revenue growth and lower amortization costs which offset an increase in software vendor royalties during these periods.

     Gross profit on services revenues increased $4.1 million, or 12%, to $37.1 million for the three month period ended September 30, 2000, from $33.0 million for the corresponding period in 1999. Gross profit on services revenues increased $12.5 million, or 12%, to $115.4 million for the nine month period ended September 30, 2000, from $102.9 million for the corresponding period in 1999. The services gross profit increase resulted from an increased sale of software maintenance services and professional services.

     Gross profit on hardware revenues decreased $1.4 million to breakeven for the three month period ended September 30, 2000, from $1.4 million for the corresponding period in 1999. Gross profit on hardware revenues decreased $3.5 million, or 74%, to $1.2 million for the nine month period ended September 30, 2000, from $4.7 million for the corresponding period in 1999. Hardware gross profit declined because of the Company's reduced emphasis on hardware selling resulting in lower hardware sales volumes.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $42.6 million during the three months ended September 30, 2000, a decrease of $0.7 million from $43.3 million for the corresponding period in 1999. Selling, general and administrative expenses were $135.0 million during the nine months ended September 30, 2000, an increase of $14.7 million from $120.3 million for the corresponding period in 1999. Selling, general and administrative expenses represented 35% and 37% of total revenues for the three months ended September 30, 2000 and 1999, respectively, and 36% of total revenues for the nine months ended September 30, 2000 and 1999. Selling costs comprise salesperson salaries, commissions, benefits, travel, sales office occupancy and other related costs. The higher selling expenses resulted from increases in commissions and bonuses because of continued strong sales growth over 1999 and increased staffing to support possible higher revenue growth. General and administrative costs as a percentage of revenues declined for the three months ending September 30, 2000 and were constant year-over-year for the nine months ending September 30, 2000.

     Research and Development Costs. Research and development costs were $18.8 million for the three months ended September 30, 2000, an increase of $2.1 million from $16.7 for the corresponding period in 1999. Research and development costs were $56.9 million and $50.4 million for the nine months ended September 30, 2000 and 1999, respectively. Research and development costs as a percentage of total revenues were 15% and 14% for the three months ended September 30, 2000 and 1999, respectively, and 15% for the nine months ended September 30, 2000 and 1999. Increases in research and development costs have resulted from new initiatives in the iMAN and Collaborative Product Commerce ("CPC") areas.

     Operating Income. Operating income was $17.8 million and $10.8 million for the three months ended September 30, 2000 and 1999, respectively. Operating income was $52.2 million and $35.9 million for the nine months ended September 30, 2000 and 1999, respectively.

     Other Income (Expense), Net. Other income (expense), net was ($0.9) million and $0.7 million for the three months ended September 30, 2000 and 1999, respectively. Other income (expense), net was ($0.5) million and $4.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease for the three months and nine months ended September 30, 1999 in other income (expense), net resulted from differences in the amounts of gain realized from the sale of marketable equity securities. These securities were obtained through the exercise of warrants in the quarter ended March 31, 1998. The warrants were received in exchange for reduced royalty fees from a private software company that was acquired by a public company in 1997. All such securities had been sold as of December 31, 1999.

     Provision for Income Taxes. The provision for income taxes was $6.1 million and $4.1 million for the three months ended September 30, 2000 and 1999, respectively. The provision for income taxes was $18.6 million and $14.4 million for the nine months ended September 30, 2000 and 1999, respectively. The Company's effective tax rate was 36.0% for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999.

     Net Income. Net income for the three months ended September 30, 2000, was $10.8 million compared to $7.4 million for the corresponding period in 1999. Net income for the nine months ended September 30, 2000, was

$33.1 million and $25.6 million for the corresponding period in 1999. Basic and diluted earnings per share of common stock were $0.30 and $0.20, respectively, for the three months ended September 30, 2000 and 1999. Basic and diluted earnings per share of common stock were $0.91 and $0.90, respectively, for the nine months ended September 30, 2000. Basic and diluted earnings per share of common stock were $0.71 and $0.70, respectively, for the nine months ended September 30, 1999.

     Recent Accounting Pronouncements. Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the FASB issued SFAS 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter. On that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, and is effective July 1, 2000. We do not expect our adoption of this interpretation to have a material effect on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, although early adoption is allowed. We do not expect our adoption of the provisions of this statement effective October 1, 2000, to have a material effect on our results of operations or financial position.

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS. The Company has an Intercompany Credit Agreement with EDS under which there was no amount outstanding at September 30, 2000. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreement (including certain other credit agreements between EDS Finance PLC, a wholly-owned subsidiary of EDS, and certain non-U.S. subsidiaries of the Company) currently is $250 million. In conjunction with the Company's commencement of the offer to purchase all of the outstanding common shares of EAI, on September 1, 2000 the Intercompany Credit Agreement borrowing limit was increased to $250 million from $70 million. Such limit will be reduced, up to a maximum reduction of $180 million, dollar-for-dollar, by the amount of any term loan facility (including any term loan facility with EDS or its affiliates) which the Company may obtain to refinance amounts outstanding thereunder.

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

     The Company also has outstanding an Intercompany Note in the principal amount of approximately $9.5 million payable to EDS on March 6, 2001. The Intercompany Note bears interest, payable semiannually, at a rate equal to one-month LIBID minus 0.5%.

     The Company's net cash provided by operations for the nine months ended September 30, 2000 increased $5.9 million to $42.2 million from $36.3 million in the comparable period in the prior year. The increase resulted from higher net income and a decrease in accounts receivable. The Company's net cash used in investing activities for the nine months ended September 30, 2000 decreased $4.5 million to $18.8 million from $23.3 million in the same prior year period. This decrease occurred because of payments related to acquisitions and sales of securities in the prior year. Net cash used in financing activities increased $7.4 million to $27.9 million for the nine months ended September 30, 2000 from $20.5 million in the nine months ended September 30, 1999. This reflects higher net repayments on cash borrowings from EDS. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreement and cash generated from operations, should be sufficient for its operations for at least the next twelve months.

Impact of Changes in Exchange Rates

     The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. The current decline in European currencies has had a negative effect on revenues and operating performance to date; and a continuing decline in European currencies versus the U.S. dollar could have a material, negative effect on the Company's revenues and operating performance for calendar year 2000. During the nine months ended September 30, 2000, international revenue represented 49% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 27% and 11%, respectively, of total international revenue for the nine months ended September 30, 2000. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's operations.

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

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number        Description
     ------        -----------

     2.1 Agreement and Plan of Merger, dated as of September 5, 2000, by and among Unigraphics Solutions Inc., UGS Acquisition Corporation and Engineering Animation, Inc., incorporated herein by reference to Exhibit (d) (1) to the Schedule TO (File No. 005-48517) filed by Unigraphics Solutions Inc. and UGS Acquisition Corporation on September 13, 2000.

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

     10.1 Personal Services Agreement, effective July 15, 2000, between Unigraphics Solutions Inc. and Anthony J. Affuso, replacing the Personal Services Agreement dated January 20, 2000 between Unigraphics Solutions Inc. and Anthony J. Affuso, incorporated herein by reference to Exhibit 10.18 to Form 10-K of Company filed on March 29, 2000 (File No. 001-14155).

     10.2 Personal Services Agreement, effective July 15, 2000, between Unigraphics Solutions Inc. and Charles C. Grindstaff.

     10.3          Amendment Two to the First Amended Unigraphics Solutions Inc.
                   401(k) Plan.

     27            Financial Data Schedule (for SEC information only)

     The registrant undertakes to furnish supplementally any omitted schedule to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K

     None.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized and in his capacity as Chief Financial Officer.


                                       UNIGRAPHICS SOLUTIONS INC.
                                   ---------------------------------
                                              (Registrant)



                                By /s/ Douglas E. Barnett
                                   -----------------------------------
                                   Douglas E. Barnett, Vice President,
Date:  November 9, 2000            Chief Financial Officer and Treasurer