Form 10-K405
period 2000-12-31
UNIGRAPHICS SOLUTIONS INC
filed 2001-03-27
CIK 1055246

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

                  For the fiscal year ended December 31, 2000

                          Commission File No. 1-14155

                          UNIGRAPHICS SOLUTIONS INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              75-2728894
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

                   10824 Hope Street, Cypress, CA 90630-5214
         (Address of principal executive offices, including zip code)

            13736 Riverport Drive, Maryland Heights, MO 63043-4826
  (Former name, former address and former fiscal year, if changed since last report)

      Registrant's telephone number, including area code: (714) 952-0311

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price on such date as reported on the New York Stock Exchange Composite Transactions) was $109,518,287.

   As of March 1, 2001, there were 5,066,007 outstanding shares of the registrant's Class A Common Stock and 31,265,000 shares of registrant's Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 (the "2001 Proxy Statement") are incorporated by reference in Part III of this Form 10-K. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after registrant's fiscal year end of December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          UNIGRAPHICS SOLUTIONS INC.

                  FISCAL YEAR 2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
IMPORTANT RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.....................   2

PART I.

  Item 1.  Business.......................................................   3
  Item 2.  Properties.....................................................   9
  Item 3.  Legal Proceedings..............................................  10

  Item 4.  Submission of Matters to a Vote of Security Holders............  10

  Item 4A. Executive Officers.............................................  11

PART II.

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................  13

  Item 6.  Selected Financial Data........................................  14

  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  14

  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....  28

  Item 8.  Financial Statements and Supplementary Data....................  28

  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................  28

PART III.

  Item 10. Directors and Executive Officers of Registrant.................  29

  Item 11. Executive Compensation.........................................  29

  Item 12. Security Ownership of Certain Beneficial Owners and Management.  29

  Item 13. Certain Relationships and Related Transactions.................  29

PART IV.

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
           K..............................................................  29

  Signatures..............................................................  34

Financial Statements

                               ----------------

             IMPORTANT RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   Information periodically provided by the Company and its spokespersons, including information contained in this Annual Report on Form 10-K, may contain forward-looking statements such as: (1) statements and projections about the Company's future financial performance, including Solid Edge and Engineering Animation, Inc. acquired product net cash flow projections, (2) the continued strong competition in the mechanical computer-aided design and collaborative product development markets, (3) the Company's on-going relationship with its parent, Electronic Data Systems Corporation ("EDS"), (4) the Company's expectation that it will be able to settle certain shareholder litigations filed against the recently acquired Engineering Animation, Inc. entity, (5) the planned future decline in Company hardware revenues, (6) Euro conversion exposure and related costs, (7) market trends, including worldwide consolidations in the automotive and aerospace and transportation industries which are a significant source of the Company's revenue and growth, (8) the Company's reliance on the rapid emergence of the Internet-based, collaborative product development market, and (9) projected EDS-Company Management Services Agreement charges for fiscal year 2001, as well as other factors noted in this Annual Report on Form 10-K. These statements are based on estimates and assumptions of the Company's management at the time such statements are made. Such forward-looking statements are subject to various risks and uncertainties that may cause the Company's future results to differ from those disclosed or projected in a forward-looking statement, as detailed in "Risk Factors That May Affect Future Results" included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part II, Item 7 of this Annual Report on Form 10-K beginning on page 24.

                                    PART I

ITEM 1. BUSINESS

Development of Business

   Unigraphics Solutions Inc. ("UGS" or "Company") was incorporated in Delaware on October 2, 1997. Pursuant to a reorganization effective as of January 1, 1998 (the "Reorganization"), UGS became the successor to the mechanical computer-aided design ("MCAD") businesses of its parent, Electronic Data Systems Corporation ("EDS"). Prior to January 1, 1998, the MCAD businesses of EDS were operated within several business units of EDS. Between January 1, 1998 and June 23, 1998, UGS was a direct, wholly-owned subsidiary of EDS. On June 23, 1998, a public offering (the "Offering") of 5,000,000 shares of Class A Common Stock of UGS was concluded. Currently, there are 5,066,007 Class A shares (not including the 4,894,767 unexercised Class A Common Stock options awarded under the Company's 1998, 1999 and 2000 Incentive Plans) and 31,265,000 Class B Common shares outstanding. EDS owns 100% of the outstanding Class B Common Stock of UGS, representing approximately 98.4% of the combined voting power of all classes of voting stock of UGS.

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

   UGS completed two acquisitions in 1999. On July 28, 1999 the Company's German subsidiary, Unigraphics Solutions GmbH, purchased all of the shares of the Berlin-based dCADE Gesellschaft fur Produktionsinformatik mbH ("dCADE"), including all rights to dCADE's software and business portfolio. dCADE is operating as a separate unit of Unigraphics Solutions GmbH. Similarly, at the end of August 1999, the Company purchased most of the worldwide assets of Applicon, Inc., including Applicon's Bravo(R) software assets and related business. The combined purchase price for these transactions was $10.4 million.

   On October 23, 2000, UGS Acquisition Corporation (the "Acquisition Subsidiary"), a wholly-owned subsidiary of UGS, completed a merger with Engineering Animation, Inc. ("EAI"), with EAI then becoming a wholly-owned subsidiary of UGS. The merger was effected through a tender offer for all of the outstanding shares of EAI for $13.75 per share in cash. Effective December 31, 2000, EAI was merged into UGS. The total price paid for the outstanding EAI shares was $166.2 million, and UGS incurred additional acquisition related costs of approximately $27.4 million.

   In February 2001, the Company changed its principal place of business and location of its executive offices from Maryland Heights, Missouri to Cypress, California. The Company's Maryland Heights facility will continue to be UGS' Americas sales zone headquarters, plus it will continue to house substantial general and administrative, product development, training and other functions. Additionally, as of February 2001, the Company will do business primarily under the initials "UGS" in order to indicate that the Company has a broad product and service line beyond its flagship Unigraphics, Parasolid, and Solid Edge MCAD software products. The Company and its subsidiaries do not plan to change the official, legal Company names at this time.

Business Overview

   UGS is a leading global provider of Internet-enabled, collaborative product design, development and process management software and services. Company software products include mechanical computer-aided design ("CAD") coupled with tightly integrated computer-aided industrial design ("CAID") solutions, computer-aided engineering ("CAE"), computer-aided manufacturing ("CAM"), product data management ("PDM"), open enterprise visualization ("OEV"), open virtual factory ("OVF"), and collaboration software products and related services. In this report, the CAD/CAE/CAM market area is sometimes referred to as the mechanical computer-aided design or "MCAD" industry. Also, the OEV and other collaboration software products are sometimes referred to as "Collaboration Solutions." The Company's products and services currently are used for product design, development, engineering, manufacturing, and fulfillment principally in the automotive, aerospace and transportation, consumer products, equipment and machinery, and electronics industries. The Company's software products allow customers to reduce design, engineering, manufacturing and lifecycle management costs and to minimize the time between a product's inception and its introduction to the market while simultaneously improving product quality. MCAD systems produce large volumes of data that can be managed and visualized by the Company's product data management and visualization software. The Company's PDM and OEV software makes the most current product data readily accessible to all users throughout a manufacturing enterprise.

   Because the Internet now delivers digital models produced by CAD systems to the desktop, an increasing number of people can access "virtual products." The web provides an opportunity to expand the use of, and access to, CAD data by internal users and external suppliers and customers, thus increasing the value of CAD data and related information across an extended enterprise. We call this broad, undefined and often spontaneous company/supplier/customer interaction collaborative commerce or "c-Commerce". The digital model produced by UGS design and development software is a cornerstone of c-Commerce; and UGS, together with its c-Commerce partners are providing software applicatons and services which enable c-Commerce and leverage the capabilities and value of digital product models.

Products

   The Company offers a broad line of design, analysis, manufacturing, PDM and visualization software products that are designed to meet the diverse needs of its customer base which includes a spectrum of companies from multinational corporations to small machine shops. The Company's software applications are based upon the following core product lines:

  . Unigraphics(R). Unigraphics software is a suite of high-end software applications for large scale Unix and Windows NT-based design, manufacture and assembly projects. Unigraphics is available in four scalable, pre-configured software bundles that can be tailored to meet a customer's feature, function and price requirements. All four bundles are built upon certain core modules. In addition, the Company has created specialized modules to provide specific features, and its unique knowledge-driven automation functionality captures both product and process knowledge in one system. The Company has designed Unigraphics with an open, object-oriented architecture to allow users and third parties to create applications that can be integrated with Unigraphics. For the years ended December 31, 2000, 1999, and 1998, approximately 76%, 84%, and 88%, respectively, of the Company's total revenue was attributable to Unigraphics software and related products and services.

  . Solid Edge(R). Solid Edge is a mid-range, easy-to-use Windows MCAD modeling system for mechanical part and assembly design that incorporates high-performance computer design functions into an affordable package. Solid Edge was developed specifically as a native Windows application, is available on Windows operating systems, and is fully integrated into the Windows environment. Solid Edge software is used by machinery, consumer electronics, other consumer product and manufacturing customers.

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

  . iMAN(R). iMAN is a product data management software application that organizes, manages, and distributes throughout the manufacturing enterprise the product and process information used in the design and development of products. Using iMAN, enterprise functions such as product design, manufacturing, engineering, planning, scheduling and other organizations can globally access and manage applicable data such as CAD files, bills of material, specifications and purchase orders. For the year ended December 31, 2000, iMAN software and related services contributed approximately 12% to the Company's total revenue.

  . Collaboration Solutions (e-Vis(TM), VisView(R), VisMockUp(R),
    VisConcept(TM), VisPublish3D(TM), Visual Collaboration Toolkit(TM) and ProductVision(R)). These Open Enterprise Visualization ("OEV") and other Collaboration Solutions software products provide customers with large model visual, real-time collaboration, digital prototyping and analysis capabilities. The OEV software and component modules are used by engineering departments for digital mockup and product simulation; by manufacturing departments for assembly sequencing and factory simulation; by sales and marketing departments for presentations, training and product configuration; and by service departments for interactive maintenance manuals and repair training. These products integrate with UGS and competitor MCAD systems.

   e-Vis software provides the extended manufacturing enterprise with secure, Internet-enabled collaboration capabilities. e-Vis allows project teams to view and search the stored and organized project-related 2D and 3D documents, drawing and models, to participate in on-line design and engineering reviews, and to receive up-to-the-minute project status information. The Company provides three e-Vis deployment options: use of the Company's subscription-based on-line service, provision of e-Vis solutions within a specific company's corporate intranet (or private exchange), or provision of e-Vis solutions to business-to-business trade exchanges and business portals.

  . eFactory(TM) Solutions. Open Virtual Factory ("OVF") software enables manufacturers to design, analyze, visualize and simulate factory layouts, thereby reducing factory layout development time and manufacturing costs. The three major virtual factory software solutions include software suites for developing manufacturing process plans, for evaluating factory layout alternatives, and for modeling human interaction with the factory layout. Additionally, such software facilitates integration and management of product data, manufacturing process planning, and manufacturing resource planning.

   The Company also sells computer hardware to customers as needed. The Company purchases hardware for resale to customers from a variety of well-known computer hardware suppliers. In 1996, the Company began de-emphasizing hardware sales in order to focus on the provision of higher margin software products and consulting-type services. In 1999, the Company entered into an alliance arrangement with a hardware distributor under which the Company will refer certain UGS customers to the distributor for the acquisition of hardware and related services and under which both parties will benefit from the sale of hardware and related services.

Services

   The Company offers an extensive range of customization, implementation and integration consulting, and support services to its customers. Core services provided include:

  . Customization, Implementation and Integration Consulting. The Company's customization, implementation and integration consulting services help customers (i) identify, acquire, customize and install hardware, software and communications components and (ii) build and modify interfaces to allow different application components to function effectively.

  . Technical Support. The Company makes available comprehensive technical support services, including 24-hour a day support for certain users, operating system support, Web tools and services, and an electronic bulletin board system which provides electronic conferencing, electronic mail, file transfer, call logging, and a symptom/solution database.

  . Training. The Company's training services include instructor-led courses, computer assisted self-teaching modules, on-line library access, custom course development and education, instructor placement, training assessments and a Master Certificate Program providing a series of classes that ensure users have mastered the skills needed to use specific software.

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

Sales and Distribution Methods

   License Agreements. Except for Parasolid software and certain Collaboration Solutions products, the Company typically charges a fixed license fee per seat for its software based upon the number of modules and features within each seat. Typically, the customer receives a perpetual license for each of these products. The license fee often includes short-term maintenance and integration services as well as training services. The Company normally provides maintenance services to its customers for an initial annual period with automatic renewals, subject to certain termination provisions. The Company usually licenses Parasolid software directly to value-added resellers ("VARs") or distributors who embed Parasolid products in their own proprietary software. These customers typically pay an initial development license fee for the use of Parasolid and royalty payments related to sales of their own proprietary software products into which Parasolid has been embedded. A small number of customers license Parasolid solely for use in their own internal operations.

   Direct Sales and Distributors. The Company has a worldwide direct sales force and distributor network. The Company's direct sales force is organized by geographic zones covering North and South America; Europe, Africa, the Middle East and South Asia; and Asia-Pacific. Each regional zone operates autonomously, but industry groups, which focus on enterprise collaboration, the automotive industry, or the aerospace and transportation industry, have been organized from a cross-section of sales, marketing and technical personnel in each region. Unigraphics, iMAN, Collaboration Solutions, and eFactory products are primarily marketed and sold by the Company's direct sales force. The sales cycle for such "high-end" products can take up to a year or longer and could involve extensive competitive processes, including technical benchmarking and multi-stage business proposals.

   The Company currently markets and sells Solid Edge primarily through its VARs and distributors, with support from Company-generated marketing materials as well as shared support of industry trade shows and seminars, advertising within trade publications and journals, and direct mail and telemarketing solicitation programs. The Company also has entered into partnership arrangements with government sponsored agencies in the Asia-Pacific area under which such agencies distribute, or sponsor the distribution of, specially-configured Solid Edge software or bundles to local companies. The sales cycle for the Solid Edge product typically is shorter than the sales cycle for other Company products.

   Collaboration Solutions products and services are marketed through a variety of sales channels including the UGS direct sales force and distributors. Also, bundling and distribution agreements exist with certain hardware and software vendors. Finally, Collaboration Solutions technology is provided to business-to-business exchanges such as Covisint which provide not only product design and development collaboration software such as the Company's Collaboration Solutions, but also provide other business-to-business software applications such as procurement of indirect goods, customer relationship management, and fulfillment and logistics products.

   The Company endeavors to ship software products within one to five days of acceptance of orders, except in the case of large installations to new customers which often take longer due to preparation and training periods prior to software shipment. Because most software products are shipped within a few days of order acceptance, the backlog is not indicative of future sales or revenues.

   Business Partnerships. The Company has established two business partnership programs, the Alliance Program and the Voyager Program, to facilitate relationships with various software developers to ensure that the Company's software products are fully integrated with other software products in the MCAD market. The Alliance Program is a large and growing group of niche software suppliers that provide specialized software applications to be used in conjunction with the Company's Unigraphics and iMAN software. The Company typically enters into joint marketing agreements with Alliance Program software suppliers whereby the Company and the software suppliers undertake joint marketing and promotional efforts. The Company provides its customers with both print and online catalogs listing the names of the Alliance Program members and the software that each member provides. The Voyager Program is a worldwide consortium of leading software vendors offering products that complement Solid Edge's mechanical design and drafting capabilities. The typical

Voyager Program agreement provides for joint marketing and promotional activities. Additionally, the Company maintains specific bundling and distribution agreements with certain hardware and software companies for resale of Company products to specific customers or types of customers.

Customers

   The Company's customers come from a wide range of industries, but over one-third of the Company's 2000 business was from the automotive industry. In 2000, General Motors Corporation ("GM") was the only customer that accounted for more than ten percent of total Company revenue (approximately $75 million or 14% of total revenue). In 1996, GM and EDS signed the Unigraphics Corporate Software License Agreement (the "Initial Site License") in which GM selected Unigraphics software as GM's vehicle development software platform. Under the Initial Site License, GM has installed approximately 10,000 seats of Unigraphics and was entitled to install up to 10,000 iMAN seats. Additionally, the Initial Site License covered the provision of maintenance and other services to GM. The Company and GM have negotiated a renewal (the "Renewal") of the Initial Site License, which expired in June 1999. The Renewal is a three year agreement commencing on July 1, 1999 and covers on-going maintenance services, software development services, contract mangement services, and new iMAN software and services. The Renewal also includes the provision of specified software bundles to GM dedicated product design contractors and provides discounts on specified UGS software bundles to other GM suppliers.

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

Research and Product Development

   The MCAD and collaborative product development industries are characterized by rapid technological innovation and change. The Company's competitiveness in the market depends in large part upon its ability to develop and incorporate into new product offerings the advances in technology demanded by its customers. The Company develops most of its new or enhanced product functionality using its internal research and development staff composed of approximately 935 people located primarily at seven worldwide research and development offices. Major enhancements of the Company's core software products are distributed once or twice each year. The Company also purchases or licenses certain technology from third parties and embeds such technology in its products. Finally, the Company works closely with its Alliance and Voyager partners to facilitate the development by such partners of products complementary to the Company's products.

   During 2000, the Company spent $81.2 million on software research and development, constituting approximately 15% of its total revenue. In 1999 and 1998, the Company had software research and development expenditures of $71.0 million and $63.6 million, respectively, or approximately 15% of total revenue in 1999 and 16% of total revenue in 1998.

Intellectual Property

   The Company relies on a combination of contracts, copyrights, patents, and common law rights such as trade secret and unfair competition laws to establish and protect the proprietary rights to its technology. The Company distributes its products under software licenses that grant customers licenses to, rather than ownership of, the Company's products and that contain various provisions protecting the Company's ownership and confidentiality of the licensed technology. The source code for the Company's software is protected as a trade secret and as an unpublished copyright work and, in certain instances, with patents. However, no assurances can be made that others will not copy or otherwise obtain and use the Company's products or technology without authorization. In addition, effective copyright, trade secret and patent protection or enforcement may be unavailable or limited in certain countries. The Company believes that, because of rapid technological advances within the industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of the technology.

   The Solid Edge Acquisition involved (i) the direct transfer to the Company of the intellectual property rights unique to the Solid Edge and EMS products and (ii) a perpetual, royalty-free license to the Company for certain patents, patent applications and other intellectual property for the Solid Edge and EMS products that are also used across other Intergraph business lines and in other Intergraph products. Similarly, the Company's acquisition of the assets of Applicon and dCADE and the acquisition of EAI included the transfer of intellectual property rights to Bravo, e-VIS, OEV, OVF products lines and other Applicon, dCADE, and EAI products. The Company has the right to modify and improve all acquired or licensed intellectual property and to own any modifications or improvements that it makes.

   Unigraphics Solutions, EAI, Unigraphics, Solid Edge, Parasolid, iMAN, ProductVision, in-Key, VisView, VisMockUp, VisFactory, and Bravo, among others, are trademarks that are registered to, and owned by, the Company. The Company has trademark applications pending in the United States and many foreign countries for other marks.

Competition

   Markets for the Company's products are highly competitive and are characterized by rapidly changing technology and evolving standards. The Company's competitors include (i) generalist MCAD and product development software companies that offer broad-range systems, (ii) specialist software developers whose product lines are focused on CAD, CAM, CAE or PDM products,
(iii) enterprise resource planning ("ERP") software providers, (iv) collaborative product development solution providers, and (v) numerous smaller niche software developers.

   The Company's products compete on the basis of functionality, technical performance, price, operating system compatibility, integration, customization capability, marketing and technical support and training. The ability of the Company to compete successfully depends on factors both within and outside the Company's control, including, among others, the successful and timely development of new products, versions and features; product performance and quality; pricing, customer service and support; and MCAD, PDM and collaborative product commerce industry and general economic conditions.

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

Regulation

   Various aspects of the Company's business are subject to United States and foreign jurisdiction regulation which, depending upon the nature of the noncompliance, could result in the termination or loss of business or the imposition of damages, fines or criminal penalties. Such regulations that might affect Company business include United States Export Control laws and regulations that prevent the Company from licensing certain technology to companies or government agencies in certain countries. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," under "Risk Factors That May Affect Future Results--Risks Associated with International Operations."

Employees

   As of March 1, 2001, the Company employed over 3,400 persons who conduct business in 120 offices worldwide. The Company's future success will depend, in part, on its ability to attract, retain and motivate highly qualified technical, engineering, marketing and management personnel. None of the Company's U.S. employees are represented by a labor union.

Other Information

   Financial information about industry and geographic segments is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Results of Operation-- Revenues" and in Note 10 of the Notes to Consolidated Financial Statements, "Segment Information" of this Annual Report.

ITEM 2. PROPERTIES

   As of March 1, 2001, the Company had 120 offices in 30 countries, including the United States. The Company occupies approximately 1,220,000 square feet of space. All space is leased except for approximately 62,000 square feet in the Ames, Iowa facility.

   Subsequent to the Reorganization, the Company entered into sublease agreements with EDS covering substantially all of the real property occupied by the Company. The terms of such sublease agreements incorporate the financial and other material terms of EDS' lease agreements for the subject property (other than the sublease for the Company's St. Louis facility for which the rental rate charged to the Company is based on an estimate of current market rates). Subsequent to the Reorganization, the Company has begun to lease new and existing space in its own name.

   The Company's principal operating locations are as follows: The corporate headquarters is located in Cypress, California, where it subleases from EDS approximately 127,000 square feet of office space for general and administrative, marketing, research and development and consulting services activities. That sublease will expire in June 2002. The Cypress facility also is the Company's principal technical development and support center, where other principal activities and functions include research and development, a global technical access center, consulting services, product manufacturing and distribution, marketing, demonstration and training, and general administration. The Company's principal Americas sales center is located in St. Louis, Missouri where it subleases from EDS approximately 103,000 square feet in an arrangement that will expire in September 2001. At that time, St. Louis operations are scheduled to move to a new St. Louis facility under a ten year lease arrangement. The new St. Louis building facility will contain 122,646 square feet of office space. The Company's European headquarters is located in Camberley, England. The lease on the Camberley facility expires in May 2014. Activities at the United Kingdom office include oversight of European operations, marketing and finance. The Company's Asia Pacific headquarters is located in Hong Kong where 9,500 square feet is leased through November 2002. The headquarters for Germany and Eastern Europe is in Cologne, Germany, where the Company subleases approximately 27,500 square feet of office space from EDS until the expiration of EDS' master lease in 2007. Activities at the Cologne office include research and development, customer training and general administration. The headquarters for Solid Edge operations is in Huntsville, Alabama. The Company leases approximately 38,500 square feet under a lease that will expire in December 2003. The Company leases 46,564 square feet of office space in Livonia, Michigan for sales, training, customer service, and General Motors support. The Livonia location also contains a collaborative engineering facility and an innovation conference center. The lease will extend to February 2009. The Company leases 52,940 square feet in Southfield, Michigan for sales and sales support functions. The lease expires in March 2008. UGS leases about 17,000 square feet in Troy, Michigan. The Troy facility houses development and General Motors support personnel, and the lease expires in July of 2003. Finally, the Company's development center for e-Vis, OEV, and OVF products is located in Ames, Iowa where the Company occupies 95,775 square feet, of which the Company owns 62,375 feet and leases 33,400 square feet under a lease that expires in July 2006.

   Current facilities are adequate for present needs; however, the Company plans to re-locate certain offices and sales facilities out of EDS space as leases expire or earlier in order to better establish the Company's independence in the market. The Company will continue to evaluate the requirement for additional facilities as growth demands.

ITEM 3. LEGAL PROCEEDINGS

   From time to time the Company is involved in litigation incidental to its operations. Two current class action litigation matters, originally filed against EAI, are not expected to have a material adverse affect on the Company's financial condition or results of operations.

   The first class action matter, entitled In Re Engineering Animation Securities Litigation, includes suits filed in the United States District Court for the Southern District of Iowa against EAI and certain former executive officers between February and April of 1999. The suits were filed on behalf of persons who purchased EAI common stock between February 19, 1998 and April 6, 1999. This litigation matter alleges EAI violated certain provisions of the Securities Exchange Act of 1934 based upon alleged false or misleading statements relating to its accounting for in-process research and development in connection with two acquisitions and relating to EAI's 1999 business prospects. The suit seeks unspecified damages.

   The second class action matter, entitled William L. Wright, et al. vs. Engineering Animation, Inc., et al., includes suits filed in the same Iowa Federal District Court against EAI and certain executive officers in October 1999. The suits were filed on behalf of persons who purchased EAI common stock between July 29, 1999 and October 1, 1999. This second litigation matter also alleges violations of certain provisions of the Securities Exchange Act of 1934 as a result of alleged false and misleading statements relating to EAI's second quarter 1999 financial results and seeks unspecified damages.

   On February 1, 2001, the parties to both of the above class action matters entered into a Stipulation and Agreement of Settlement which has been filed with the Court and proposes to settle the litigation by providing for dismissal of the litigation in exchange for the payment by EAI of $7,500,000. A preliminary order of the Court has been entered which sets forth the process of assembling the claims and sets the date of the final hearing for approval of the settlement. The amount to be paid by EAI under the proposed settlement will be paid by its insurance carrier under the terms of its directors and officers insurance policy.

   The Company is involved in other routine administrative actions and pending litigation incidental to its operations. None of the current administrative actions or pending litigation, individually or in the aggregate, is believed to be material to the Company's financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None submitted.

ITEM 4A. EXECUTIVE OFFICERS OF UNIGRAPHICS SOLUTIONS INC.

   The following information sets forth certain information with respect to the Company's executive officers as of March 30, 2001:

          Name           Age Position
          ----           --- --------
Paul J. Chiapparone.....  61 Chairman of the Board

Anthony J. Affuso.......  54 President and Chief Executive Officer

Douglas E. Barnett......  41 Vice President, Chief Financial Officer and Treasurer

Donald E. Davidson......  60 Vice President, Asia-Pacific

Michael L. Desmond......  56 Vice President, Human Resources

James Duncan............  63 Vice President, Europe

Charles C. Grindstaff...  44 Vice President, Products and Operations

Dennis P. Kruse.........  51 Vice President, Americas

Robert F. Loss, III.....  60 Vice President, Chief Information Officer

Richard W. Schenk, Jr...  57 Vice President, Marketing Communications

J. Randall Walti........  54 Vice President, General Counsel and Secretary

   Paul J. Chiapparone has been a Company director since October 1999 and Chairman of the Company's Board of Directors since February 20, 2001. Mr. Chiapparone has been Executive Vice President--Operations of EDS since November 2000 and prior to that time had served as Executive Vice President since June 1996 and a Senior Vice President from April 1986 to June 1996. Mr. Chiapparone has oversight responsibility for EDS' Information Solutions and Business Process Management lines of business and CIO and CTO organizations as well as for EDS' GM client on a global basis. Mr. Chiapparone joined EDS in 1966 and has served in numerous other management capacities.

   Anthony J. Affuso was appointed President and Chief Executive Officer and director of the Company on July 12, 2000. From January 1998 to July 2000, Mr. Affuso was the Company's Vice President, and later the Executive Vice President, Products and Operations. From March 1992 to December 1997, Mr. Affuso served as the Vice President of Software Development and Marketing of the Unigraphics division of EDS, with responsibility for research and development for the Company's core products. From September 1989 to March 1992, Mr. Affuso was in charge of the business unit of EDS which automated GM's worldwide engineering, computing, communications and information management infrastructure.

   Douglas E. Barnett was appointed Vice President, Chief Financial Officer of the Company on March 2, 1998. From January 1996 to March 1998, Mr. Barnett served as Vice President and Corporate Controller of Giddings & Lewis, Inc., a publicly traded company and the largest supplier of industrial automation products in North America. From 1991 to 1996, Mr. Barnett served as Treasurer of Giddings & Lewis.

   Donald E. Davidson was appointed Vice President, Asia Pacific of the Company on January 1, 1998. Mr. Davidson served as Managing Director of the Asia Pacific Region for the Unigraphics division of EDS from November 1991 to December 1997 with responsibility for all direct and indirect sales and support activities covering Japan, Korea, China, Southeast Asia and Australia.

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

   Charles C. Grindstaff was appointed Vice President, Products and Operations of the Company on July 12, 2000. From June 1998 to June 2000, Mr. Grindstaff served as Director of the Unigraphics line of business. Mr. Grindstaff has responsibility of research and development, product marketing and technical support functions for UGS products. From July 1995 to June 1998, Mr. Grindstaff directed research and development activities for computer-aided design, computer-aided engineering and computer-aided manufacturing functions of the Unigraphics division of EDS.

   Dennis P. Kruse was appointed Vice President, Americas of the Company on January 1, 1998. Mr. Kruse served as Vice President--Sales, Americas for the Unigraphics division of EDS from April 1994 to December 1997 with responsibility for sales, pre- and post-sales support, training and technical sales support. From 1987 to 1994, Mr. Kruse served as Director of the Western Region for the Unigraphics division of EDS and, prior to 1991, he was employed by McDonnell Douglas Systems Intergration ("MDSI").

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

   Richard W. Schenk, Jr. was appointed Vice President, Marketing Communications on July 14, 1999. He held a similar executive position for the Company between January 1998 and July 1999. Mr. Schenk has responsibility for global marketing collateral, external web design and corporate public relations. From 1992 through December 1997, Mr. Schenk served as director of Corporate Marketing Communications of the Unigraphics division of EDS with responsibility for global marketing collateral development and distribution.

   J. Randall Walti was appointed General Counsel of the Company on April 1, 1998 and was appointed Vice President and Secretary of the Company effective May 19, 1999. From June 1996 to April 1998, Mr. Walti served as managing attorney in charge of the EDS Legal staff supporting the EDS-General Motors split-off team. From July 1993 to May 1996, Mr. Walti served as Director of the EDS Legal Commercial Contracting Group. From April 1985 through June 1993, Mr. Walti held numerous legal and management positions within EDS Legal.

   The executive officers serve at the discretion of the Board of Directors.

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

                                                                 High     Low
                                                               -------- --------
      1999 Calendar Quarter
        First Quarter......................................... $20.3750 $13.3750
        Second Quarter........................................ $18.8125 $14.5000
        Third Quarter......................................... $36.4375 $18.2500
        Fourth Quarter........................................ $30.3750 $19.8750

                                                                 High     Low
                                                               -------- --------
      2000 Calendar Quarter
        First Quarter......................................... $31.8750 $22.3750
        Second Quarter........................................ $32.0000 $18.2500
        Third Quarter......................................... $24.2500 $15.1250
        Fourth Quarter........................................ $20.8750 $14.0000

   The last reported sale price of the Class A Common Stock on the NYSE on March 23, 2001 was $18.9000. As of March 23, 2001, the approximate number of beneficial owners of Class A Common Stock was 2,050.

   The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any future determination as to the payment of dividends will depend on future results of operations, capital requirements, and financial condition of the Company and such other factors as the Board of Directors may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data of the Company with respect to each of the five years in the five-year period ended December 31, 2000 are derived from the financial statements of the Company which were audited by KPMG LLP, independent certified public accountants. The historical financial information may not be indicative of the Company's future performance and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company operated as a separate, stand-alone entity during the periods covered. The following information should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                        Years ended December 31,
                            -----------------------------------------------------
                              2000       1999       1998       1997       1996
                            ---------  ---------  ---------  ---------  ---------
                                (in thousands, except per share amounts)
   Operating Results:
     Revenues.............. $ 525,856  $ 467,950  $ 403,571  $ 314,593  $ 414,209
     Cost of revenues......  (179,745)  (167,251)  (163,925)  (129,124)  (139,820)
     Selling, general, and
      administrative
      expenses.............  (192,003)  (167,389)  (139,174)  (102,759)   (92,444)
     Research and
      development..........   (81,227)   (70,963)   (63,577)   (47,979)   (47,166)
     In-process research
      and development......   (24,154)    (2,386)   (39,440)       --         --
     Non-recurring
      expenses.............    (1,500)       --         --         --         --
                            ---------  ---------  ---------  ---------  ---------
     Operating income
      (loss)...............    47,227     59,961     (2,545)    34,731    134,779
     Other income
      (expense), net.......    (4,095)     5,272     10,036      5,092        106
     Provision for income
      taxes................   (25,723)   (23,484)    (1,253)   (14,810)   (51,549)
                            ---------  ---------  ---------  ---------  ---------
     Net income............ $  17,409  $  41,749  $   6,238  $  25,013  $  83,336
                            =========  =========  =========  =========  =========
   Per Share Data (1):
     Basic earnings per
      share of common
      stock................ $    0.48  $    1.15  $    0.18  $    0.80  $    2.67
     Diluted earnings per
      share of common
      stock................ $    0.48  $    1.14  $    0.18  $    0.80  $    2.67
   Financial Position (at
    period end):
     Current assets........ $ 187,470  $ 155,575  $ 142,594  $ 122,012  $ 173,237
     Property and
      equipment, net.......    49,291     33,110     26,467     19,821     18,380
     Other assets..........   225,360     85,592     88,592     24,957     39,589
     Total assets..........   462,121    274,277    257,653    166,790    231,206
     Long-term debt........   208,292     39,980     55,130        --         --
     Stockholders'
      equity/net
      investment...........   136,776    123,402     89,180     88,350    132,147

--------
(1) For purposes of the calculations of basic and diluted earnings per share for the years ended December 31, 1996 and 1997, 31,265,000 shares of Class B Common Stock are outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company generates revenue primarily from the licensing of MCAD, product data management, visualization, and collaborative product development software products, provision of software consulting and support services, and the sale of computer equipment to users of the Company's products. The Company operates business units in 30 countries, including the United States. For the most part, the Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives.

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

   In 1996, EDS and GM signed the Initial Site License for Unigraphics software and related services. The Initial Site License was a three-year arrangement that consisted of three elements: (1) a perpetual license of the Unigraphics and iMAN software for up to 10,000 seats, (2) maintenance for the installed software, and (3) a specified upgrade to be delivered by a non-Unigraphics business unit of EDS on a when-and-if available basis. The contract did not require any significant modification or customization of the software. The contract price was approximately $178.0 million, of which approximately $110.3 million was attributed to the software license element, approximately $64.3 million was attributable to maintenance support and approximately $3.7 million was attributed to the specified upgrade. Revenue related to the specified upgrade was not recorded by the Company since such upgrade was delivered to the customer by a non-Unigraphics business unit of EDS. The license fee was payable over three years in monthly installments of approximately $3.1 million. Maintenance revenue was recognized over the term of the agreement based generally on the deployment schedule. The Company recognized Site License software license revenue of approximately $110.3 million in 1996.

   Effective July 1, 1999, the Company and GM entered into a three year Renewal of the Initial Site License (see Part I, Item 1, "Customers," above). The agreed contract price, excluding any additional GM product and services charges and GM supplier purchases, is $139 million. The Renewal also excludes similar products and services being provided to Delphi Automotive Systems, which has been spun off from GM. Aproximately $74 million is attributable to software maintenance, $43 million will be paid for software development, $16 million will be charged for additional iMAN software, and the remainder will be paid for contract management and other services. The Renewal also includes penalties for missing service levels, key measurements, and critical deliverables. Approximately 20% of the $139 million expected revenues are at-risk because of performance penalties. The inability of the Company to perform in areas subject to performance penalties and any resulting assessment of penalties could have a material adverse affect on the Company's results of operations and financial condition.

   Effective January 1, 1998, the Company and EDS entered into a Management Services Agreement, pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax, and similar administrative services. Amounts charged to the Company under this agreement approximate EDS' cost of providing the services plus a fixed fee equal to 0.5% of the Company's total revenues up to a maximum annual fee of $2.5 million. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service with prior notice of not less than five months, or earlier if the parties mutually agree. The Company's historical financial statements for the years prior to the effective date of the Management Services Agreement include an allocation of corporate general and administrative costs in the amount of approximately 2.1% of total revenues per year. However, there can be no assurance that such costs will be indicative of costs to be incurred under the Management Services Agreement or in transactions with unrelated parties. The Company paid EDS $4.6 million for such services in 2000 and $6.4 million for such services in each of 1999 and 1998. The Company estimates the charges to be $4.3 million in 2001. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with unrelated parties for such services.

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

   In-process research and development relates to the modification of Solid Edge 4.0 to include the Company's Parasolid solid modeling kernel. This project commenced in July 1997 and was completed in May 1998. Initial sales of Solid Edge 5.0 occurred shortly thereafter. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Solid Edge 5.0 and the discounting of such cash flows to their present value.

   In projecting net cash flows resulting from Solid Edge 5.0, the Company estimated revenues, cost of sales, research and development, selling, general and administrative expenses and income taxes for such software. These estimates were based on the following assumptions at the time of acquisition:

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

   The projected net cash flows for Solid Edge 5.0 were discounted using a 15% weighted average cost of capital ("WACC"). The 15% rate was based upon an analysis of the WACC for publicly traded companies within the same industry. The WACC calculation produces the average required rate of return of an investment in an operating enterprise. A WACC of 15% was also used to determine the value of the return on working capital and the return on the workforce acquired as part of the Company's purchase of Solid Edge. In determining the appropriate WACC, the Company considered the attribution of a higher WACC to the in-process technology, due to the risks inherent in the development process; however, a higher WACC was not used as the Company believed that these risks had been significantly reduced by the acquisition date (as evidenced by the completion of the development in early May 1998). In addition, the impact of the use of a higher WACC, e.g., 16--20%, on the amount of the purchase price allocated to in-process research and development was not material.

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

   These projections, which constitute forward-looking statements, were not made with a view toward public disclosure and were based on a variety of estimates and judgements. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions, and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections will be realized. The Company has not updated, and does not intend to update or supplement, these projections in the future.

EAI Acquisition

   On October 23, 2000 EAI, pursuant to a merger with the Company's Acquisition Subsidary, became a wholly-owned subsidiary of the Company. EAI is a leader in Internet-enabled visual process management, collaboration, analysis and communication solutions for extended manufacturing enterprises. EAI's solutions include e-Vis, Open Enterprise Visualization and Open Virtual Factory products and services.

   As of the effective date of the acquisition, each share of EAI common stock then outstanding was canceled and converted into the right to receive $13.75 per share, net to the seller in cash. The purchase price for all of the outstanding EAI common stock was $166.2 million. In addition, the Company paid $12.2 million to the holders of options to purchase EAI common stock for the underlying in-the-money value of those options. The Acquisition Subsidiary obtained all funds needed for the offer and the acquisition through advances from the Company. The Company obtained the funds for such advances from borrowings under the Intercompany Credit Agreement dated as of January 1, 1998, as amended on September 1, 2000, between the Company and EDS.

Purchase Price

   The Company used the purchase method of accounting for the acquisition. The purchase price was determined as follows (in thousands):

      EAI common stock at $13.75 per share............................ $166,158
      Payout on EAI options in-the-money..............................   12,185
      Acquisition costs...............................................   15,201
                                                                       --------
      Purchase price.................................................. $193,544
                                                                       ========

Purchase Price Allocation

   The cost of the EAI acquisition was allocated to identifiable assets based on the fair values of the assets acquired and the liabilities. Costs allocated to in-process research and development were expensed in the three-month period ended December 31, 2000. The excess of the purchase price over the fair value of the assets acquired and in-process research and development was recorded as goodwill and is being amortized straight-line over periods of three to seven years. The purchase price was allocated to the fair value of the net assets acquired, in-process research and development and goodwill as follows (in thousands):

      Cash and cash equivalents....................................... $ 15,474
      Accounts receivable.............................................   13,024
      Property and equipment..........................................   17,363
      Deferred income taxes...........................................   18,489
      In-process research and development.............................   24,154
      Businesses held for sale........................................    2,540
      Other assets....................................................    5,818
      Current liabilities.............................................  (27,114)
      Other liabilities...............................................   (1,839)
      Goodwill........................................................  125,635
                                                                       --------
      Purchase price.................................................. $193,544
                                                                       ========

   As a result of the write-off of in-process research and development costs and additional amortization expense resulting from the EAI acquisition, net income in 2000 was significantly less than in 1999.

   In-process research and development relates to the value of nine projects (primarily with respect to e-Vis and VisView products) under development at the time of acquisition. The value assigned to in-process research and development was determined based on management's estimates at the time of the acquisition of the percentage of completion of the underlying development efforts, resulting net cash flows and the discounting of such cash flows to their present value.

   As of the acquisition date, management's estimate of the percentage of completion for the nine projects ranged from 50% to 80% completed. The projects, which were originally expected to be completed at various dates through 2001 at an aggregate cost to complete of $26.2 million, were expected to be introduced in 2001. At December 31, 2000 the estimated cost to complete these projects was $18.6 million.

   The income approach was used to arrive at the value of the technology acquired. Estimated gross margins and operating expense ratios were adjusted to reflect the Company's cost structure for the periods used in the valuation. The projected net cash flows for the EAI software were discounted using risk-adjusted weighted average cost of capital rates ranging from 24% to 33% over a three-year period. The applications anticipated from the technology under development were very specific and specialized and had no identifiable alternative future uses.

   No assurance can be given that the underlying assumptions used to estimate net cash flows will transpire as projected. Operating results are subject to uncertain market events and risks which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introductions or other actions by competitors. For these reasons, actual results may vary from the projected results.

   These projections, which constitute forward-looking statements, were not made with a view toward public disclosure and were based on a variety of estimates and judgments. Actual results may vary materially due to a number of significant risks, including, without limitation, uncertainties regarding future business, economic, competitive, regulatory and financial market conditions, and future business decisions, all of which are difficult to predict and many of which are beyond the Company's control. No assurance can be given that such projections will be realized. The Company has not updated, and does not intend to update or supplement, these projections in the future.

Results of Operations

   Revenues. The following tables summarize the Company's revenues for each of the years ended December 31, 2000, 1999 and 1998 by revenue type and geographic region.

                                Revenue by Type
                               ($ in thousands)

                                                        2000     1999     1998
                                                      -------- -------- --------
      Software....................................... $228,547 $198,936 $157,662
      Services.......................................  283,152  234,205  187,120
      Hardware.......................................   14,157   34,809   58,789
                                                      -------- -------- --------
          Total...................................... $525,856 $467,950 $403,571
                                                      ======== ======== ========

                         Revenue by Geographic Region
                               ($ in thousands)

                                                        2000     1999     1998
                                                      -------- -------- --------
      Americas:
        United States................................ $267,088 $218,946 $186,274
        Other Americas...............................   16,989   16,256   15,778
      Europe.........................................  181,242  177,379  155,110
      Asia Pacific...................................   60,537   55,369   46,409
                                                      -------- -------- --------
          Total...................................... $525,856 $467,950 $403,571
                                                      ======== ======== ========

   The Company classifies its software and hardware revenue by region based on the geographic location of the Company's business unit in which the software license or equipment is sold. Services are classified by the geographic location in which the activity is performed.

   The following table sets forth, as a percentage of total revenue, statement of operations data of the Company for the years ended December 31, 2000, 1999 and 1998. These operating results are not necessarily indicative of results for any future periods.

                                                                Years ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
      Revenue:
        Software..............................................  43%   43%   39%
        Services..............................................  54    50    46
        Hardware..............................................   3     7    15
                                                               ---   ---   ---
          Total revenue....................................... 100%  100%  100%
                                                               ===   ===   ===
      Cost of revenue:
        Software:
          Amortization........................................   3%    5%    5%
          Royalties, distribution and other...................   6     4     5
        Services..............................................  23    21    19
        Hardware..............................................   2     6    12
                                                               ---   ---   ---
          Total cost of revenue...............................  34    36    41
                                                               ---   ---   ---
      Gross profit............................................  66%   64%   59%
                                                               ---   ---   ---
      Operating expenses:
        Selling, general and administrative...................  37    36    34
        Research and development..............................  15    15    16
        In-process research and development...................   5   --     10
                                                               ---   ---   ---
          Total operating expenses............................  57    51    60
                                                               ---   ---   ---
      Operating income (loss).................................   9    13    (1)
      Other income expense, net...............................  (1)    1     3
                                                               ---   ---   ---
      Income before income taxes..............................   8    14     2
      Provision for income taxes..............................   5     5   --
                                                               ---   ---   ---
      Net income..............................................   3%    9%    2%
                                                               ===   ===   ===

   Revenue for the Company was $525.9 million in 2000, an increase of $57.9 million, or 12% over the $468.0 million in 1999. In 1999, the Company's revenues increased $64.4 million or 16% as compared to 1998 revenue.

   Software revenue increased $29.6 million, or 15%, to $228.5 million for 2000 from $198.9 million in 1999. The increase resulted from strong sales performance in the Americas. The declining value of the Euro impacted Europe's growth in 2000. For 1999, software revenues increased $41.2 million to $198.9 million. The revenue growth in 1999 resulted from strong sales demand in all geographic and industry areas as well as the addition of the Solid Edge/EMS product line.

   Services revenue increased $49.0 million, or 21%, to $283.2 million in 2000 from $234.2 million in 1999. In 1999, services revenues increased $47.1 million, or 25%, from $187.1 million in 1998. The increases in both 2000 and 1999 are primarily attributable to increased maintenance revenue due to continued growth in the Company's installed customer base and to additional maintenance revenues associated with acquisitions. Additionally in the same periods, consulting services increased in the Americas and Europe zones as a result of increases in funded development and integration services.

   Hardware revenue decreased $20.6 million, or 59%, to $14.2 million in 2000 from $34.8 million in 1999. Hardware revenue decreased $24.0 million, or 41%, in 1999 from $58.8 million in 1998. These decreases reflect the Company's decision in late 1996 to deemphasize hardware sales in order to focus on higher margin software sales and consulting services. Hardware revenue is expected to continue to decline in the future.

   The Company derived 49%, 53% and 54% of its revenue from international operations in 2000, 1999 and 1998, respectively. Excluding the unfavorable effect of changes in the Euro, the international revenues would have been 53% in 2000. There was no material impact in prior years.

   Gross Profit. The Company's gross profit was $346.1 million in 2000 as compared to $300.7 million in 1999, an increase of $45.4 million. The Company's gross profit in 1999 increased $61.1 million from $239.6 million in 1998. The gross profit margin for 2000 was 66% as compared to 64% in 1999 and 59% in 1998.

   Gross profit on software revenues increased $26.0 million, or 17%, to $181.9 million in 2000 as compared to $155.9 million in 1999. This increase resulted primarily from strong revenue growth and lower amortization costs which offset increased software vendor royalties in 2000. In 1999, software gross margins increased $39.2 million from 1998. This increase was attributable to strong revenue growth which more than offset additional amortization of goodwill and software intangibles arising from the Solid Edge Acquistion. Gross profit margins were 80%, 78% and 74% in 2000, 1999 and 1998, respectively.

   Gross profit on service revenues increased $23.5 million, or 17%, to $161.6 million in 2000 from $138.1 million in 1999. This resulted from higher software maintenance services and professional services. Gross profit on service revenues increased $24.9 million in 1999 from 1998. The increase in 1999 resulted from higher revenues partially offset by slightly lower margins for maintenance and professional services. Gross profit margins were 57%, 59% and 61% in 2000, 1999 and 1998, respectively.

   Gross profit on hardware revenues decreased $3.9 million, or 59%, to $2.7 million in 2000 from $6.6 million in 1999. Gross profit on hardware revenues decreased $3.1 million, or 32% in 1999 from 1998. The decrease in both 2000 and 1999 resulted from the Company's reduced emphasis on selling hardware resulting in lower hardware revenue. Gross profit margins were 19%, 19% and 17% in 2000, 1999 and 1998, respectively.

   Selling, General and Administrative Expenses. In 2000, selling, general and administrative expenses totaled $192.0 million, an increase of $24.6 million from $167.4 million in 1999. Selling, general and administrative expenses in 1999 increased $28.2 million over 1998. Selling, general and administrative expenses represented 37%, 36% and 34% of total revenues in 2000, 1999 and 1998, respectively. Selling costs are comprised of salesperson salaries, commissions and benefits, travel, sales office occupancy and other related costs. The increases in selling, general and administrative costs were principally due to increases in commissions and bonuses resulting from continued strong sales growth, increased staffing to support higher revenue growth, and in 1999 and 2000, additional employee costs associated with acquisitions. The additional costs resulting from acquisitions has increased the selling, general and administrative expenses as a percent of revenue for 1999 and 2000.

   Research and Development Costs. Research and development costs were $81.2 million, $71.0 million and $63.6 million in 2000, 1999 and 1998, respectively. Research and development costs as a percentage of total revenue were 15%, 15% and 16% in 2000, 1999 and 1998, respectively. Increases in research and development costs have resulted from new initiatives in iMAN and Collaboration Solutions areas in 2000. Research and development costs as a percentage of total revenue were lower in 1999 than in 1998 because of lower cost growth following heavy investment in 1998 on the Solid Edge acquisition and initiatives related to the Company's iMAN and ProductVision software products.

   In-Process Research and Development Costs. In-process research and development costs of $24.2 million, $2.4 million and $39.4 million in 2000, 1999 and 1998, respectively, resulted from the EAI acquisition in 2000, the Applicon and dCADE acquisitions in 1999, and the Solid Edge Acquisition in 1998.

   Non-recurring expenses. The Company incurred severance expenses of $1.5 million in 2000 related to a reduction in workforce.

   Operating Income (Loss). Operating income (loss) was $47.2 million, $60.0 million and ($2.5) million in 2000, 1999 and 1998, respectively, as a result of factors described above.

   Other Income (Expense), Net. Other income (expense), net was ($4.1) million, $5.3 million and $10.0 million in 2000, 1999 and 1998, respectively. Other expense in 2000 was primarily related to the interest on borrowings for the EAI acquisition. During 1999 and 1998, the Company realized gains upon the exercise of warrants and subsequent sale of related marketable equity securities of $7.3 million and $14.5 million, respectively. The warrants were received in exchange for reduced royalty fees from a private software company which was acquired by a public company in 1997. These gains were partially offset in 1999 and 1998 by interest on borrowings under the Intercompany Credit Agreements and, in 1998, also interest on the Intercompany Note. See
Note 13 in the Notes to Consolidated Financial Statements.

   Provision for Income Taxes. The provision for income taxes was $25.7 million, $23.5 million and $1.3 million in 2000, 1999 and 1998, respectively. The Company's effective tax rate was 60%, 36% and 16.7% in 2000, 1999 and 1998, respectively. The difference between the Company's effective tax rate and the statutory federal income tax rate primarily resulted from the tax effect of in-process research and development, state and foreign taxes, partially offset by research and experimentation credits.

   Net Income. Net income was $17.4 million, $41.7 million and $6.2 million in 2000, 1999 and 1998, respectively. Basic earnings per common share was $0.48, $1.15 and $0.18 in 2000, 1999, and 1998, respectively. Diluted earnings per common share was $0.48, $1.14 and $0.18 for 2000, 1999 and 1998, respectively.

   Pro Forma Net Income. Pro forma net income, which excludes the amortization of goodwill and intangible assets, acquisition and nonrecurring charges, was $53.4 million in 2000, $57.6 million in 1999, and $44.1 million in 1998.

   Inflation. The Company believes that inflation generally had little effect on its results of operations for the periods presented.

Recent Accounting Pronouncements

   The Company is required to adopt certain changes in accounting practices and disclosure requirements.

   Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137--Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. The Company does not expect adoption of this statement to have a material effect on its results of operations or financial position.

   SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was issued in September 2000, provides accounting and reporting standards for transfers and servicing of finanicial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125. It revises the standards for accounting for security and other transfers of financial assets and collateral and requires certain disclosures but carries over most of the provisions of SFAS 125. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occuring after March 31, 2001. The Company does not expect adoption of this statement to have a material adverse effect on its results of operations or financial position.

   In the fourth quarter of 2000, the FASB announced, in connection with finalizing the new accounting standards for business combinations, its tentative conclusion that goodwill arising from business combinations, including prior business combinations, would no longer be required to be amortized. Goodwill would instead be reviewed for impairment, and the value would be written down only in periods in which the value of goodwill is more than fair value. The final standard on business combinations is expected to be issued by the FASB in the third quarter of 2001, but the FASB's tentative conclusion is subject to change, and there can be no assurance when or if a final standard will be issued.

Liquidity and Capital Resources

   The Company's central cash management function is performed by EDS under the Management Services Agreement. The Company has Intercompany Credit Agreements with EDS under which the balance outstanding at December 31, 2000 was $208.3 million. The maximum amount that the Company may borrow at any time from EDS under the Intercompany Credit Agreements, as amended September 1, 2000, is $250 million. The Intecompany Credit Agreements were amended to provide financing for the EAI acquisition by the Company. The $250 million limit will be reduced, up to a maximum of $180 million, dollar-for-dollar by the amount of any term loan facility (including any term loan facility with EDS or its affiliates) which the Company may obtain to refinance amounts outstanding thereunder, the terms of which, in the aggregate, will be no less favorable to UGS, taking into account both the term of any such facility as well as the interest rate. Amounts outstanding under the Intercompany Credit Agreements bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. "LIBOR" means the Official British Banker's Association one-month U.S. LIBOR Fixings. The Intercompany Credit Agreements restrict the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreements. The Intercompany Credit Agreements terminate on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and also require that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%. "LIBID" means London Interbank Bid Rate.

   The Company's net cash provided by operating activities for 2000 decreased $6.4 million to $34.8 million from $41.2 million in 1999. In 1999, net cash provided by operating activities decreased $40.9 million from 1998. The Company's net cash used in investing activities for 2000 increased $175.7 million to $202.4 million from $26.7 million in 1999. This increase resulted from payments for acquisitions in 2000. Cash flows provided by financing activities increased $184.2 million to $169.7 million in 2000. This increase resulted from higher net borrowings in 2000. Additional borrowing capacity available at December 31, 2000 under the Intercompany Credit Agreements was $41.7 million. The Company believes currently available sources of liquidity, including the Intercompany Credit Agreements and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

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

   In the near term, EDS will continue to provide many internal systems services to the Company (including purchasing, accounting, and billing system services) in several European countries under the Master Services Agreement between EDS and the Company. As of January 1, 2001, EDS is providing systems in certain countries of the Eurozone with the capability to trade with customers and suppliers in the euro currency. EDS' European systems also will provide dual reporting in euro currency and will allow migration from the existing currencies to the euro prior to January 1, 2002. Concurrently, the Company is in the process of replacing and upgrading some of the internal systems currently provided by EDS. The new Company systems are planned to be operational throughout Europe on or before January 1, 2002, the end of the euro transition period, and will accommodate business in euros. Assuming timely upgrade of current systems and implementation of relevant replacement systems, the Company does not expect to incur any material incremental costs to update current systems or to install new systems having euro-related functionality. Although the Company currently has no reason to believe that relevant system improvements will not be timely implemented, a failure to timely install internal systems to handle business in euros could have a material impact on the Company's financial condition or results of operation.

   Within the Eurozone, the Company prices its products within each individual country. Periodically during the transition period, the Company will establish product prices and quote such prices in both local currencies and the euro. The list pricing in euros for similar products is usually, but not always, identical in the different countries; however, any price differentials are not significant, thereby minimizing any negative competitive impact. At this time, the Company does not believe the conversion will have a material adverse impact on its competitiveness in Europe. However, the Company will continue to analyze euro-related developments; and there can be no assurance that the euro-conversion program will not have a material adverse effect on the Company's financial condition or results of operations.

Impact of Changes in Exchange Rates

   The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2000, international revenue represented 49% of total Company revenue. Excluding the unfavorable effect of changes in the euro, the international revenues would have been 53% in 2000. There was no material impact in prior years. The Company's most significant international operations are located in Germany and the United Kingdom, which were 26% and 13%, respectively, of total international revenue in 2000. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's overall operations. See Note 1, "Summary of Significant Accounting Policies--Currency Translation," in the Notes to Consolidated Financial Statements (beginning on page F-6) for additional information on currency translation adjustments.

Risk Factors That May Affect Future Results

   Competition. Markets for the Company's products are highly competitive and characterized by rapidly changing technology and evolving standards. The Company's competitors include (i) generalist MCAD and product development software companies that offer broad-range systems, (ii) specialist software developers whose product lines are focused on CAD, CAM, CAE or PDM products,
(iii) enterprise resource planning ("ERP") software providers, (iv) collaborative product development solution providers, and (v) numerous smaller niche software developers.

   The Company has experienced and expects to continue to experience strong competition, particularly in the automotive and aerospace and transportation industries where worldwide industry OEM consolidation could affect sales to current customers or restrict growth in these industries. Additionally, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Current and potential competitors also may establish strategic alliances or undertake acquisitions to increase the ability of their products to address the needs of the Company's current and prospective customer base.

   Relationship with EDS. EDS owns 100% of the Company's outstanding Class B Common Stock, representing approximately 98.4% of the combined voting power of all classes of voting stock of the Company. The Class A Common Stock and the Class B Common Stock currently are the only voting stock of the Company. As long as EDS continues to beneficially own a majority of the combined voting power of the Common Stock, it will have the ability to elect all of the members of the Board of Directors and control the management and affairs of the Company, including Company human resource investments, any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, the assumption of indebtedness by the Company, the issuance of any additional Common Stock or other equity securities or the declaration and payment of any dividends on the Common Stock. In addition, EDS will be able to determine the outcome of any matter submitted to a vote of the Company's stockholders for approval and to cause or prevent a change in control of the Company. Currently, four of the eight directors are directors, executive officers, and/or senior managers of EDS and one director is a former executive officer of EDS.

   Certain intercompany agreements and arrangements exist between the Company, EDS and EDS' other subsidiaries, including the Management Services Agreement. There can be no assurance that the services provided to the Company by EDS under these affiliate agreements will continue to be provided, and if not, whether or on what terms such licenses or services could be replicated. In addition, while the parties to the affiliate agreements endeavored to establish terms fair to both EDS and the Company, as a result of EDS' control of the Company, none of such agreements resulted from "arm's-length" negotiations. There can be no assurance that the Company would not have received more favorable terms from an unaffiliated party.

   Conflicts of interest may arise between the Company and EDS in a number of areas relating to their past and ongoing relationships, including the nature and quality of services rendered by EDS and its affiliates to the Company, Company business expenditure levels, potential competitive business activities, differing business objectives of EDS and the Company, tax, financial reporting, employee benefit matters, indemnity agreements, registration rights, sales or distributions by EDS of all or any portion of its ownership interest in the Company or EDS' ability to control the management and affairs of the Company. There can be no assurance that EDS and the Company will be able to resolve any potential conflict or that, if resolved, the Company would not have received more favorable resolution if it were dealing with an unaffiliated party. In addition, certain of the affiliate agreements contain specific procedures for resolving disputes between the Company and EDS with respect to the subject matter of those agreements. There can be no assurance that more favorable results to the Company would not be obtained under different procedures.

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

   Dependence on Key Customers/Industries. The Company's earnings are highly dependent on its business with GM. In connection with the split-off of EDS from GM in June 1996, EDS entered into a Master Services Agreement (the "EDS/GM MSA") and certain related agreements pursuant to which EDS serves as GM's principal supplier of information technology worldwide for an initial term of 10 years. The EDS/GM MSA serves as the framework for the negotiation and operation of service agreements between GM and EDS, including the provision of Company products and services under the Renewal agreement (see
Part I, Item 1, "Customers" above). Because approximately 14% of the Company's 2000 revenue was attributable to the products and services provided to GM, if the EDS/GM MSA or the Renewal were to be terminated, the Company's financial condition and results of operations would be materially adversely affected.

   The Company's products are licensed to customers in a variety of industry sectors, but a significant portion of the Company's 2000 revenue was derived from the automotive and the aerospace and transportation industries. Both industries are relatively mature MCAD markets that have been substantially penetrated. Also, the automotive and aerospace and transportation industries are experiencing worldwide industry consolidation and restructuring involving the major manufacturers and OEMs. Industry consolidation, in the mid-to-long term, could negatively affect Company sales to current, large customers or could restrict the Company's future growth in these industries. The Company's future success will depend on its ability to maintain and increase product licensing in the automotive and aerospace and transportation industries, as well as other industries, and there can be no assurance that the Company will be able to achieve this objective. Finally, both the automotive and aerospace and transportation industries are cyclical, and an economic downturn in one of these industries would likely have a material adverse effect on the Company's business, financial condition and results of operations.

   Rapid Technological Change, Development of New Products, Customer Acceptance of New Products. The MCAD and collaborative product development industries are characterized by rapidly changing technology and frequent new product introductions and product enhancements. Therefore, the Company's success is highly dependent upon its ability to enhance its existing products and to introduce new products in a cost-effective and timely manner to meet evolving customer requirements. The Company has committed and intends to continue to commit substantial resources to the development of new products. Because new product development commitments must be made well in advance of sales, however, new product decisions must anticipate both future demand and the technology that will be responsive to such demand. Delays in developing new products with anticipated technological advances or in commencing releases of new products may have a material adverse effect on the Company's financial condition and results of operations, as might the issuance of releases in which material defects or shortcomings emerge. There can be no assurance that new products will gain market acceptance or will not be adversely affected by technological changes or new product announcements by others. In addition, since many software users rely on databases of existing parts for new product designs, there can be no assurance that potential customers will switch to the Company's new products.

   There can be no assurance that future versions of Unigraphics, Solid Edge, Parasolid, iMAN, e-Vis, ProductVision, or any of the Company's other core products will perform as expected or that they will achieve market acceptance or contribute significantly to the Company's revenue. The Company's business strategy includes establishing Parasolid as the MCAD industry's solid modeling standard and positioning e-Vis, the OEV products, and the OVF products as widely accepted and used, CAD-independent products. Competitors of the Company could develop independent solid modeling kernels and license them to third parties. With respect to Parasolid, there can be no assurance that it will remain a solid modeling standard or that a competitor of the Company will not develop a solid modeling kernel that will become the standard for the MCAD industry. If a competitor of the Company were to develop a product that became the solid modeling standard, it could have a material adverse effect not only on the future success of Parasolid, but also on the Company's other products which are based on the Parasolid solid modeling kernel.

   Similarily, the Company is relying on the rapid emergence of the Internet-based, collaborative product development market to help support potential future company growth, and the Company has allocated significant resources to this emerging market area. The Company's iMAN and Collaboration Solutions products as well as the OVF product line are positioned to pursue market potential. However, growth in these areas is highly dependent on a number of variables including customer preferences, the rate at which customers adopt and deploy new technologies, the demand for such new technologies (particularly on an enterprise-wide basis), conditions in the manufacturing industry, and worldwide and local economic conditions. Accordingly, there can be no assurances that the market for these new technologies will grow or that the market will demand or accept the software products and services the Company offers in this area.

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

   To date, the Company has not been involved in any litigation regarding copyrights, trademarks, trade secrets or other intellectual property rights alleging the possible infringement of such intellectual property rights of others. Litigation alleging infringement of the intellectual property rights of others is not uncommon in the software industry, and there can be no assurance that such litigation will not be commenced in the future against the Company. If litigation were to be commenced against the Company alleging infringement of the intellectual property rights of others, the Company could incur significant costs with respect to the defense thereof, irrespective of the validity or the successful assertion of such claims, which could have a material adverse effect on the Company's financial condition and results of operations.

   Risks Associated with the Integration of Acquisitions. The Company consummated the Solid Edge Acquisition on March 2, 1998. Prior to the Solid Edge Acquisition, the Solid Edge/EMS Business had not been operated as a separate subsidiary or division of Intergraph but had been integrated with Intergraph's other operations. Similarly, effective July, 1999 the Company acquired the German computer-aided manufacturing concern, dCADE, and in August 1999 the Company acquired most of the worldwide assets of Applicon, Inc. Finally, in October 23, 2000 the Company completed the acquisition of EAI. The Company continues to seek additional opportunities to acquire, or merge with, related businesses and is presently evaluating, as it does on a regular basis, potential opportunities. There can be no assurance that the Company will be able to successfully integrate such businesses into its operations or that the integration of these businesses will not materially limit the amount of time that management may devote to running the Company's day-to-day business or disrupt the Company's ongoing business. Further growth in the Company's operations from additional businesses may strain the Company's existing management resources and its financial and management systems and controls and may require the Company to make additional expenditures in such areas.

   Declining Prices of Products. As is common in high technology industries, the MCAD and collaborative product development markets are characterized by selling prices which have tended to decline for existing products over time due to competition, lower marginal costs and rapid technological change. In particular, increased competition from new sources, including the introduction of numerous lower priced, higher volume 3-D CAD products, the emergence of a mid-range market, and the increased penetration of niche players into the CAM and CAE markets, has led to price pressure on MCAD and other Company software products. This trend is expected to continue. Despite declining unit prices, the total size of the MCAD and related global markets, as measured by revenue, has increased over the past several years. There can be no assurance, however, the MCAD and collaborative product development global markets will continue to grow.

   Significant Quarterly Fluctuations. Historically, the Company's quarterly operating results have varied significantly and are likely to vary significantly in the future, depending on factors such as the number, timing and significance of product enhancements or new products by the Company or its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products, customer order deferrals in anticipation of new or enhanced Company products, foreign currency exchange rates, general conditions in the MCAD and computer industries, regional economic conditions and other events or factors. Also, the timing of orders and shipments, unexpected delays or actions taken by competitors in reducing prices or introducing new products could result in significant quarterly fluctuations in the Company's results of operations. Finally, as is typical in the MCAD industry, the Company historically has experienced its highest licensing activity for the year in December.

   Risks Associated with International Operations. As a global participant in the MCAD and related industries, the Company's business is subject to various risks beyond its control, such as instability of foreign economies and governments, changes in laws and policies affecting trade and investment, fluctuations in exchange rates, inability to enforce intellectual property rights, and the slowdown in European business activity during the summer months. In 2000, approximately 49% of the Company's revenue was derived from sales outside the United States. Excluding the unfavorable effect of changes in the euro, the international revenues would have been 53% in 2000. There can be no assurance that the Company will not experience material adverse effects on its business and results of operations arising from its international operations and sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company has market risks related to changes in foreign exchange rates. The Company does not enter into agreements for the purpose of hedging against foreign exchange rate risks. Similarly, the Company does not enter into financial instrument transactions for trading purposes. Information about the Company's risk related to changes in foreign exchange rates is contained in
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Euro Conversion" and "Impact of Changes in Exchange Rates."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements and supplementary data are included on pages F-1 through F-23 to this Annual Report on Form 10-K.

                                                                            Page
                                                                            ----
     Independent Auditors' Report.........................................   F-1
     Consolidated Statements of Operations: Years ended December 31, 2000,
      1999, 1998..........................................................   F-2
     Consolidated Balance Sheets: December 31, 2000 and 1999..............   F-3
     Consolidated Statements of Stockholders' Equity/Net Investment and
      Comprehensive Income: December 31, 2000, 1999, 1998.................   F-4
     Consolidated Statements of Cash Flows: Years ended December 31, 2000,
      1999, 1998..........................................................   F-5
     Notes to Consolidated Financial Statements (including Selected
      Quarterly Data).....................................................   F-6
     Schedule II--Valuation and Qualifying Accounts.......................  F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Information regarding nominees and directors appearing under "Nominees for Directors for Three Year Term Expiring in 2004" and "Members of the Board Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Notice of Annual Meeting of the Stockholders and Proxy Statement for the May 16, 2001 Annual Stockholders' Meeting (the "2001 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I, Item 4A., of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information appearing under "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation," excluding, the information appearing under "Report of Compensation Committee on Executive Compensation" the "Stock Performance Graph," in the 2001 Proxy Statement is hereby incorporated by reference. The information under "Report of Compensation Committee on Executive Compensation," the "Stock Performance Graph," and the "Report of the Audit Committee" shall not be deemed to be incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Ownership of Common Stock" in the 2001 Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information appearing under "Relationship With EDS And Certain
Transactions" in the 2001 Proxy Statement is hereby incorporated by reference.

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

      Index                                                                Page
      -----                                                                ----
      Independent Auditors' Report........................................  F-1
      Consolidated Statements of Operations...............................  F-2
      Consolidated Balance Sheets.........................................  F-3
      Consolidated Statements of Stockholders' Equity/Net Investment and
       Comprehensive Income...............................................  F-4
      Consolidated Statements of Cash Flows...............................  F-5
      Notes to Consolidated Financial Statements..........................  F-6

     2. Financial Statement Schedules.

       The following financial statement schedule of Unigraphics Solutions
    Inc. is included herewith.

      Schedule II--Valuation and Qualifying Accounts...................... F-23

   All other financial statement schedules under the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits.

     2.1* Agreement and Plan of Merger by and among the Company, UGS
          Acquisition Inc. and Engineering Animation Inc., dated as of
          September 5, 2000, incorporated herein by reference to Exhibit
          99.(d)(1) to the Company's Schedule TO (filed September 13, 2000)
          (File No. 005-48517).

     3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (filed May 21, 1998)
          (Registration No. 333-48261).

     3.2 Amended and Restated Bylaws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (filed May 21, 1998)
          (Registration No. 333-48261).

    10.1  Registration Rights Agreement between the Company and Electronic Data
          Systems Corporation ("EDS"), dated January 1, 1998, incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (filed May 21, 1998)
          (Registration No. 333-48261).

    10.2  Intercompany Agreement, effective as of January 1, 1998, between the
          Company and EDS, incorporated herein by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1
          (filed May 21, 1998) (Registration No. 333-48261).

    10.3 Management Services Agreement, effective as of January 1, 1998, between the Company and EDS, incorporated herein by reference to
          Exhibit 10.3 to Amendment No. 1 to the Company's Registration
          Statement on Form S-1 (filed May 21, 1998) (Registration No. 333-
          48261).

    10.4 Intercompany Credit Agreement, effective as of January 1, 1998, between the Company and EDS, incorporated herein by reference to
          Exhibit 10.4 to Amendment No. 1 to the Company's Registration
          Statement on Form S-1 (filed May 21, 1998) (Registration No. 333-
          48261).

    10.5  Form of Intercompany Credit Agreement among Electronic Data Systems
          Corporation Finance Plc and each of substantially all of the Non-U.S.
          subsidiaries of the Company, each effective as of January 1, 1998, incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (filed May 21,
          1998) (Registration No. 333-48261).

    10.6 Intercompany Note of the Company, dated March 6, 1998, in the principal amount of $73 million issued to EDS, incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Company's
          Registration Statement on Form S-1 (filed May 21, 1998) (Registration
          No. 333-48261).

    10.7  Tax Sharing Agreement, effective as of January 1, 1998, between the
          Company and EDS, incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1
          (filed May 21, 1998) (Registration No. 333-48261).

    10.8  Memorandum of Understanding, effective as of January 1, 1998, between
          EDS and the Company regarding performance of certain obligations of EDS to General Motors Corporation, incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration
          Statement on Form S-1 (filed May 21, 1998) (Registration No. 333-
          48261).

    10.9    Asset Purchase Agreement, dated as of March 2, 1998, among the
            Company, certain subsidiaries of the Company, Intergraph
            Corporation and certain subsidiaries of Intergraph Corporation, incorporated herein by reference to Exhibit 10.9 to the Company's
            Registration Statement on Form S-1 (filed March 19, 1998)
            (Registration No. 333-48261).

    10.10** Unigraphics Solutions Inc. 1998 Incentive Plan, incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 001-14155).

    10.11 Unigraphics Solutions Inc. 1999 Broad-Based Incentive Plan, incorporated herein by reference to Exhibit 10.15 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-14155).

    10.12** Form of Indemnification Agreement entered into by the Company and certain of the directors and executive officers of the Company, (George M. Abigail, Anthony J. Affuso, Douglas E. Barnett, Paul J.
            Chiapparone, Michael L. Desmond, J. Davis Hamlin, John J. Mazzola,
            Leo J. Thomas, J. Randall Walti, and William P. Weber), incorporated herein by reference to Exhibit 10.11 to the Company's
            Registration Statement on Form S-1 (filed March 19, 1998)
            (Registration No. 333-48261).

    10.13** Personal Services Agreement, effective June 30, 2000, between the
            Company and John J. Mazzola, incorporated herein by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 001-14155).

    10.14** Personal Services Agreement, effective July 15, 2000, between the
            Company and Anthony J. Affuso, incorporated herein by reference to
            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 001-14155).

    10.15** Personal Services Agreement, effective July 15, 2000, between the
            Company and Charles C. Grindstaff, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 001-14155).

    10.16 EDS Standard Sub-Sublease Agreement, dated as of January 1, 1998, between EDS and the Company (Maryland Heights, MO facility), incorporated herein by reference to Exhibit 10.18 to Amendment No.
            1 to the Company's Registration Statement on Form S-1 (filed May
            21, 1998) (Registration No. 333-48261).

    10.17 EDS Standard Sub-Sublease Agreement, dated as of January 1, 1998, between EDS and the Company (Cypress, CA facility), incorporated herein by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (filed May 21, 1998)
            (Registration No. 333-48261).

    10.18 Office Lease for Maryland Heights, Missouri facility, executed as of July 7, 2000, between Duke Construction Limited Partnership and the Company, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 2000 (File No. 001-14155).

    10.19 First Amended Unigraphics Solutions Inc. 401(k) Plan incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 001-
            14155).

    10.20   Amendment One to the First Amended Unigraphics Solutions Inc.
            401(k) Plan, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K405 for the fiscal year ended
            December 31, 1999 (File No. 001-14155).


    10.21   Amendment Two to the First Amended Unigraphics Solutions Inc.
            401(k) Plan, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2000 (File No. 001-
            14155).

    10.22** Form of Personal Services Agreement, effective January 20, 2000, entered into between the Company and certain executive officers of the Company (Douglas E. Barnett, Donald E. Davidson, Michael L.
            Desmond, James Duncan, Dennis P. Kruse, Robert F. Loss III, Richard
            W. Schenk and J. Randall Walti), incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K405 for the fiscal year ended December 31, 1999 (File No. 001-14155).

    10.23** Unigraphics Solutions Inc. 2000 Incentive Plan, incorporated by reference to Exhibit A of the Company's Proxy Statement dated April
            4, 2000 (File No. 001-14155).

    10.24** Unigraphics Solutions Inc. Executive Deferral Plan, incorporated by reference to Exhibit B of the Company's Proxy Statement dated April
            4, 2000 (File No. 001-14155).

    10.25   Amendment One to the Intercompany Credit Agreement, effective as of
            September 1, 2000, between the Company and EDS.

    21.1    Subsidiaries of the Company.

    23.1    Consent of KPMG LLP.

    24.1    Powers of Attorney for Messrs. Abigail, Chiapparone, Friedlander,
            Hamlin, Heller, Thomas, and Weber signing this Annual Report on
            Form 10-K.

--------
   *The registrant undertakes to furnish supplementally any omitted Schedules to the Securities and Exchange Commission.
  **Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c).

   (B) Current Reports on Form 8-K

   Current Report on Form 8-K, dated October 12, 2000 (filed October 27,
2000), reporting under Item 2, Acquisition or Disposition of Assets, information related to the acquisition of Engineering Animation, Inc. Current Report on Form 8-K, dated October 12, 2000 (filed December 26, 2000), reporting under Item 2, Acquisition or Disposition of Assets, information related to the acquisition of Engineering Animation, Inc. and under Item 7, Financial Statements and Exhibits, the following financial statements:

   Engineering Animation, Inc. and subsidiaries--for the fiscal years ended December 31, 1997, 1998, and 1999:

     Consolidated Statements of Operations
     Consolidated Balance Sheets
     Consolidated Statements of Stockholders' Equity and Other Comprehensive Income (Loss)
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
     Report of Independent Accountants

   Engineering Animation, Inc. and Subsidiaries--for the three and nine month periods ended September 30, 2000 and 1999:

     Unaudited Condensed Consolidated Statements of Operations
     Unaudited Condensed Consolidated Balance Sheets
     Unaudited Condensed Consolidated Statements of Cash Flows
     Notes to Unaudited Condensed Consolidated Financial Statements

   Unigraphics Solutions Inc.--for the nine month period ended September 30, 2000 and for the fiscal years ended December 31, 1999:

     Unaudited Pro Forma Condensed Combined Financial Statements
     Unaudited Pro Forma Condensed Combined Balance Sheet as of September 30,
  2000
     Unaudited Pro Forma Condensed Combined Statement of Operations for the fiscal year ended December 31, 1999
     Unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended September 30, 2000
     Notes to Unaudited Pro Forma Condensed Combined Financial Statements

                                  SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          UNIGRAPHICS SOLUTIONS INC.

                                                   /s/ Anthony J. Affuso
                                          By: _________________________________
                                                     Anthony J. Affuso
                                               President and Chief Executive
                                                          Officer

   Dated: March 26, 2001

   In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

              /s/ *                    Chairman of the Board and    March 26, 2001
______________________________________  Director
         Paul J. Chiapparone

      /s/ Anthony J. Affuso            President and Chief          March 26, 2001
______________________________________  Executive Officer and
          Anthony J. Affuso             Director (Principal
                                        Executive Officer)

      /s/ Douglas E. Barnett           Vice President, Chief        March 26, 2001
______________________________________  Financial Officer and
          Douglas E. Barnett            Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

              /s/ *                    Director                     March 26, 2001
______________________________________
          George M. Abigail

              /s/ *                    Director                     March 26, 2001
______________________________________
        D. Gilbert Friedlander

              /s/ *                    Director                     March 26, 2001
______________________________________
           J. Davis Hamlin

              /s/ *                    Director                     March 26, 2001
______________________________________
          Jeffrey M. Heller

              /s/ *                    Director                     March 26, 2001
______________________________________
            Leo J. Thomas

              /s/ *                    Director                     March 26, 2001
______________________________________
           William P. Weber

       /s/ J. Randall Walti
*By: ____________________________
      J. Randall Walti
      Attorney in Fact

March 26, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unigraphics Solutions Inc.

   We have audited the accompanying consolidated balance sheets of Unigraphics Solutions Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity/net investment and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unigraphics Solutions Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Louis, Missouri
January 30, 2001

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                Years ended December 31,
                                            ---------------------------------
                                               2000        1999       1998
                                            ----------  ---------- ----------
Revenue:
  Software................................. $  228,547  $  198,936 $  157,662
  Services.................................    283,152     234,205    187,120
  Hardware.................................     14,157      34,809     58,789
                                            ----------  ---------- ----------
      Total revenue........................    525,856     467,950    403,571
                                            ----------  ---------- ----------
Cost of revenue:
  Software.................................
    Amortization...........................     14,691      22,358     21,992
    Royalties, distribution and other......     31,972      20,635     18,980
  Services.................................    121,579      96,067     73,899
  Hardware.................................     11,503      28,191     49,054
                                            ----------  ---------- ----------
      Total cost of revenue................    179,745     167,251    163,925
                                            ----------  ---------- ----------
Gross profit...............................    346,111     300,699    239,646
                                            ----------  ---------- ----------
Operating expenses:
  Selling, general and administrative......    192,003     167,389    139,174
  Research and development.................     81,227      70,963     63,577
  In-process research and development......     24,154       2,386     39,440
  Non-recurring expenses...................      1,500         --         --
                                            ----------  ---------- ----------
      Total operating expenses.............    298,884     240,738    242,191
                                            ----------  ---------- ----------
Operating income (loss)....................     47,227      59,961     (2,545)
Other income (expense), net................     (4,095)      5,272     10,036
                                            ----------  ---------- ----------
Income before income taxes.................     43,132      65,233      7,491
Provision for income taxes.................     25,723      23,484      1,253
                                            ----------  ---------- ----------
Net income................................. $   17,409  $   41,749 $    6,238
                                            ==========  ========== ==========
Earnings per share:
  Basic.................................... $     0.48  $     1.15 $     0.18
                                            ==========  ========== ==========
  Diluted.................................. $     0.48  $     1.14 $     0.18
                                            ==========  ========== ==========
Weighted average number of common shares
 outstanding:
  Basic.................................... 36,314,181  36,276,826 33,971,044
                                            ==========  ========== ==========
  Diluted.................................. 36,594,454  36,490,131 33,971,044
                                            ==========  ========== ==========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (in thousands, except per share and share amounts)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
Assets
Current assets.......................................
  Cash and cash equivalents..........................   $ 22,782     $ 20,696
  Accounts receivable, net of allowance for doubtful
   accounts of $4,544 and $5,312.....................    147,428      125,698
  Prepaid expenses...................................     10,394        7,615
  Other current assets...............................      6,866        1,566
                                                        --------     --------
    Total current assets.............................    187,470      155,575
                                                        --------     --------
Property and equipment, net..........................     49,291       33,110
                                                        --------     --------
Other assets.........................................
  Goodwill, software and other intangibles, net......    183,681       63,038
  Deferred income taxes..............................     41,679       22,554
                                                        --------     --------
    Total other assets...............................    225,360       85,592
                                                        --------     --------
      Total assets...................................   $462,121     $274,277
                                                        ========     ========
Liabilities and Stockholders' Equity
Current liabilities..................................
  Accounts payable and accrued liabilities...........   $ 77,584     $ 59,108
  Deferred revenue...................................     23,203       12,886
  Income taxes payable...............................     16,266       38,901
                                                        --------     --------
    Total current liabilities........................    117,053      110,895
                                                        --------     --------
Intercompany credit agreements.......................    208,292       39,980
                                                        --------     --------
Stockholders' equity.................................
  Preferred stock, $.01 par value; authorized
   20,000,000 shares, none issued....................        --           --
  Class A common stock, $.01 par value; 168,735,000
   shares authorized; 5,054,574 and 5,034,337 shares
   issued and outstanding at December 31, 2000 and
   December 31, 1999, respectively...................         50           50
  Class B common stock, $.01 par value; 31,265,000
   shares authorized; 31,265,000 issued and
   outstanding at December 31, 2000 and December
   31,1999...........................................        313          313
  Additional paid-in capital.........................    148,765      148,925
  Accumulated deficit................................     (7,603)     (25,013)
  Accumulated other comprehensive loss...............     (4,749)        (873)
                                                        --------     --------
    Total stockholders' equity.......................    136,776      123,402
                                                        --------     --------
      Total liabilities and stockholders' equity.....   $462,121     $274,277
                                                        ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / NET INVESTMENT AND
                              COMPREHENSIVE INCOME

                      (in thousands, except share amounts)

                                        Class
                                          A/
                                        Class                          Accumulated                    Total
                          Comprehensive   B    Additional                 Other     Stockholder's Stockholders'
                             Income/    Common  Paid-in   Accumulated Comprehensive      Net       Equity/Net
                             (Loss)     Stock   Capital     Deficit   Income/(Loss)  Investment    Investment
                          ------------- ------ ---------- ----------- ------------- ------------- -------------
Balance at December 31,
 1997,                       $   --      $--    $    --     $   --       $ 2,410       $85,940      $ 88,350
Reorganization and
 recapitalization.......         --       313     85,627        --           --        (85,940)          --
Dividend to parent......         --       --         --     (73,000)         --            --        (73,000)
Issuance of 5,000,000
 shares of Class A
 common stock...........         --        50     63,049        --           --            --         63,099
Foreign currency
 translation............         992      --         --         --           --            --            992
Unrealized gain on
 marketable securities
 (net of tax expense of
 $1,885 and realized
 gain)..................       3,501      --         --         --           --            --          3,501
                             -------
Other comprehensive
 income.................       4,493      --         --         --         4,493           --            --
Net income..............       6,238      --         --       6,238          --            --          6,238
                             -------     ----   --------    -------      -------       -------      --------
Comprehensive income....     $10,731
                             =======
Balance at December 31,
 1998,                       $   --       363    148,676    (66,762)       6,903           --         89,180
Issuance of 34,337
 shares of Class A
 common stock in stock
 award transactions, net
 of discounts on
 employee stock
 purchases..............         --       --         249        --           --            --            249
Foreign currency
 translation............      (2,530)     --         --         --           --            --         (2,530)
Realized gain on
 marketable securities
 (net of tax benefit of
 $2,825)................      (5,246)     --         --         --           --            --         (5,246)
                             -------
Other comprehensive
 loss...................      (7,776)     --         --         --        (7,776)          --            --
Net income..............      41,749      --         --      41,749          --            --         41,749
                             -------     ----   --------    -------      -------       -------      --------
Comprehensive income....     $33,973
                             =======
Balance at December 31,
 1999,                       $   --       363    148,925    (25,013)        (873)          --        123,402
Discounts on employee
 stock purchases, net of
 issuances of 20,237
 shares of Class A
 common stock in stock
 award transactions.....         --       --        (160)       --           --            --           (160)
Foreign currency
 translation............      (3,876)     --         --         --           --            --         (3,876)
                             -------
Other comprehensive
 loss...................      (3,876)     --         --         --        (3,876)          --            --
Net income..............      17,409      --         --      17,409          --            --         17,409
                             -------     ----   --------    -------      -------       -------      --------
Comprehensive income....     $13,532
                             =======     ----   --------    -------      -------       -------      --------
Balance at December 31,
 2000,                                   $363   $148,765    $(7,603)     $(4,749)      $   --       $136,776
                                         ====   ========    =======      =======       =======      ========
Reclassification
 adjustment for gains
 included in net income
 in 1998 (net of tax
 benefit of $940).......     $(1,745)
                             =======
Reclassification
 adjustment for gains
 included in net income
 in 1999 (net of tax
 benefit of $2,825).....     $(5,246)
                             =======

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  2000       1999      1998
                                                ---------  --------  ---------
Cash flows from operating activities
  Net income................................... $  17,409  $ 41,749  $   6,238
                                                ---------  --------  ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Deferred income taxes......................    (6,106)   (6,448)   (44,145)
    Depreciation and amortization..............    31,326    33,879     31,554
    Allowance for bad debts....................      (767)    1,767      1,295
    Gain on sale of marketable securities......       --     (7,319)   (14,518)
    In-process research and development........    24,154     2,386     39,440
    Changes in operating assets and
     liabilities, net of effect of acquired
     companies:
      Accounts receivable......................   (13,802)  (22,731)    10,010
      Prepaids and other.......................     1,330    (1,602)    (2,331)
      Accounts payable and accrued liabilities.    (2,435)     (654)    11,191
      Income taxes payable.....................   (23,388)     (198)    39,098
      Deferred revenue.........................     7,064       336      4,196
                                                ---------  --------  ---------
        Net cash provided by operating
         activities............................    34,785    41,165     82,028
                                                ---------  --------  ---------
Cash flows from investing activities...........
  Proceeds from sale of marketable securities..       --      7,319     14,540
  Proceeds from sale of businesses.............     2,540       --         --
  Payments related to acquisitions, net of cash
   acquired....................................  (178,070)   (9,498)  (104,993)
  Payments for purchases of property and
   equipment...................................   (16,800)  (16,758)   (14,539)
  Payments for purchases of software and other
   intangibles.................................   (10,100)   (7,760)    (3,738)
  Payments for purchases of marketable
   securities..................................       --        --         (51)
                                                ---------  --------  ---------
        Net cash used in investing activities..  (202,430)  (26,697)  (108,781)
                                                ---------  --------  ---------
Cash flows from financing activities...........
  Borrowings under intercompany credit
   agreements and notes........................   205,130    34,016    122,905
  Payments on intercompany credit agreements
   and notes...................................   (35,240)  (48,688)  (140,478)
  Proceeds from sale of stock..................       --        249     65,100
  Other common stock activities................      (160)      --         --
                                                ---------  --------  ---------
        Net cash provided by (used in)
         financing activities..................   169,730   (14,423)    47,527
                                                ---------  --------  ---------
Effect of exchange rate changes on cash and
 cash equivalents..............................         1       (89)       (45)
                                                ---------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................     2,086       (44)    20,729
Cash and cash equivalents at beginning of
 period........................................    20,696    20,740         11
                                                ---------  --------  ---------
Cash and cash equivalents at end of period..... $  22,782  $ 20,696  $  20,740
                                                =========  ========  =========

          See accompanying Notes to Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

   The Company is a provider of Internet-enabled, collaborative product design, development and process management software and services.

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

   On January 1, 1998, EDS reorganized the business of the Division (the "Reorganization"). As part of the Reorganization, the businesses of the Division were combined under the Company. See Note 13 to the Consolidated Financial Statements regarding transactions related to the implementation of the Reorganization.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

   The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America which require management to make assumptions and estimates that affect the amounts reported in these statements. Actual results may differ from these estimates.

   Financial reporting for periods prior to January 1, 1998 accumulate the equity accounts of the Company into a single disclosure caption entitled stockholder's net investment.

Earnings Per Share

   Basic earnings per share of common stock is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental increase in common shares outstanding assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share. Options to purchase shares of Class A common stock of 1.8 million for 2000 and 0.7 million for 1999 and 1998 were outstanding but were not dilutive because the price of the options was greater than the average market price of the common stock for the periods reported. See Note 9 to the Consolidated Financial Statements.

Marketable Securities

   Unrealized holding gains on marketable securities, net of the related tax effect, were $5.2 million at December 31, 1998. Unrealized holding gains are excluded from net income and included in comprehensive income and within accumulated other comprehensive income in stockholders' equity until realized. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Proceeds and realized gains from sales of marketable securities totaled $7.3 million and $14.5 million for the years ended December 31, 1999 and 1998, respectively. Specific identification is used to determine cost in computing gain or loss.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

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

Goodwill, Software and Other Intangibles

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

   In the accompanying statements of operations, software acquired in business combinations is amortized to cost of software. Software purchased for internal use is amortized to cost of software or operating expenses, as determined by the nature of its use. Amortization of software and goodwill included in cost of software totaled $14.7 million, $22.4 million and $22.0 million during the years ended December 31, 2000, 1999 and 1998, respectively.

Revenue Recognition

   The Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives. Revenue generated from software licenses is recognized under fixed and determinable fee arrangements once delivery has occurred and collectibility of the underlying receivables is probable. Revenues recognized but not yet billed to customers totaled $0.4 million and $18.9 million at December 31, 1999 and 1998, respectively.

   Revenue from maintenance contracts is recognized ratably over the term of the agreement and generally is billed monthly. Deferred revenue is recorded when prepaid amounts are received for maintenance. Revenue from consulting, customer training and other services is recognized as the service is performed.

Cost of Revenue

   The cost of software licenses primarily consists of the cost of distributing the software products, amortization of the cost of software acquired in business combinations and royalty fees paid to vendors under licensing agreements. Costs of services primarily consists of staff and related costs associated with the generation and support of software maintenance and services revenue.

Currency Translation

   Assets and liabilities of non-U.S. subsidiaries or divisions whose functional currencies are not the U.S. dollar are translated at then-current exchange rates on the balance sheet date. Translation gains (losses) are not included in determining net income but are reflected as a component of comprehensive income in stockholders' equity. Cumulative currency translation adjustments included within accumulated other comprehensive income (loss) in stockholders' equity were $(4.7) million, $(0.9) million and $1.7 million at December 31, 2000, 1999

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES and 1998, respectively. Revenue and expense accounts are translated using an average rate for the period. Foreign currency transaction gains (losses) were not material in the periods reported.

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

Recent Accounting Pronouncements

   Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137--Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES prior periods. The Company does not expect adoption of this statement to have a material effect on its results of operations or financial position.

   SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was issued in September 2000, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125. It revises the standards for accounting for security and other transfers of financial assets and collateral and requires certain disclosures but carries over most of the provisions of SFAS 125. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect adoption of this statement to have a material adverse effect on its results of operations or financial position.

NOTE 2: ACQUISITIONS

EAI Acquisition

   On October 23, 2000 Engineering Animation, Inc. ("EAI"), pursuant to a merger with a Company subsidiary, became a wholly-owned subsidiary of the Company. Effective as of December 31, 2000, the EAI United States subsidiary was merged into Unigraphics Solutions Inc., the United States parent company. Most EAI international subsidiaries have been, or are in the process of being, merged with local Company operations. The purchase price for all of the outstanding common stock was $166.2 million. In addition, the Company paid $12.2 million to the holders of options to purchase EAI common stock for the underlying in-the-money value of these options. These funds were borrowed by the Company from EDS under an Intercompany Credit Agreement dated as of January 1, 1998, as amended on September 1, 2000, between the Company and EDS. The results of operations of the Company include the results of EAI subsequent to the acquisition.

   The Company used the purchase method of accounting for the acquisition. Under this method, tangible and identifiable intangible assets acquired and liabilities assumed are recorded at their estimated fair values. Costs allocated to in-process research and development in the amount of $24.2 million were expensed upon acquisition. The excess of the purchase price, including fees and expenses related to the acquisition, over the fair value of the assets acquired and in-process research and development was classified as goodwill on the accompanying consolidated balance sheets. The goodwill of $125.6 million was assigned to the various intangible assets and is being amortized over periods of three to seven years.

   The purchase price was allocated on a preliminary basis to the fair value of the net assets acquired, in-process research and development and goodwill as follows (in thousands):

      Cash and cash equivalents....................................... $ 15,474
      Accounts receivable.............................................   13,024
      Property and equipment..........................................   17,363
      Deferred income tax asset.......................................   18,489
      In-process research and development.............................   24,154
      Businesses held for sale........................................    2,540
      Other assets....................................................    5,818
      Current liabilities.............................................  (27,114)
      Other liabilities...............................................   (1,839)
      Goodwill........................................................  125,635
                                                                       --------
      Purchase price.................................................. $193,544
                                                                       ========

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   In-process research and development relates to the value of technology under development at the time of acquisition. The value assigned to in-process research and development was determined based on management's estimates at the time of the acquisition of the percentage of completion of the underlying development effort, resulting net cash flows and the discounting of such cash flows to their present value.

   The following pro forma results of operations for the periods ending December 31, 2000 and 1999 were prepared as though the acquisition occurred on January 1, 1999 (in thousands, except per share amounts):

                                                               2000     1999
                                                             -------- --------
Total revenue............................................... $566,267 $533,392
Operating income (loss) from continuing operations..........   30,350  (11,683)
Net income (loss) from continuing operations................    1,394  (23,686)
Income (loss) from continuing operations per share:
  Basic..................................................... $   0.04 $  (0.65)
  Diluted...................................................     0.04    (0.65)
Weighted average number of common shares outstanding:
  Basic.....................................................   36,314   36,277
  Diluted...................................................   36,594   36,277

   All transactions between the Company and EAI and amortization of historical goodwill recorded in the statement of operations of EAI are eliminated. The transaction had no effect on the Company's weighted-average number of common shares outstanding or the incremental increase in common shares outstanding assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share.

   The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

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

   In-process research and development relates to the modification of Solid Edge 4.0 to include the Company's Parasolid solid modeling kernel. This project commenced in July 1997 and was completed in May 1998. Initial sales of Solid Edge 5.0 occurred shortly thereafter. The value assigned to in-process research and development was determined based on management's estimates at the time of the acquisition of the percentage of completion of the underlying development effort, resulting net cash flows from Solid Edge 5.0 and the discounting of such cash flows back to their present value.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

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

NOTE 3: PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                               2000      1999
                                                             --------  --------
      Buildings and facilities.............................. $ 23,289  $ 10,253
      Computer equipment....................................   57,061    50,929
      Other equipment and furniture.........................   16,663     9,059
                                                             --------  --------
        Total cost..........................................   97,013    70,241
      Less accumulated depreciation.........................  (47,722)  (37,131)
                                                             --------  --------
        Total............................................... $ 49,291  $ 33,110
                                                             ========  ========

NOTE 4: GOODWILL, SOFTWARE AND OTHER INTANGIBLES

   Goodwill, software and other intangibles at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                               2000      1999
                                                             --------  --------
      Software.............................................. $ 24,346  $ 13,472
      Goodwill..............................................  193,235    63,769
      Other intangibles.....................................    7,991    11,130
                                                             --------  --------
        Total cost..........................................  225,572    88,371
      Less accumulated amortization.........................  (41,891)  (25,333)
                                                             --------  --------
        Total............................................... $183,681  $ 63,038
                                                             ========  ========

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                  2000    1999
                                                                 ------- -------
      Accounts payable.......................................... $ 7,778 $ 6,350
      Accrued compensation......................................  23,251  13,526
      Accrued expenses..........................................  46,555  39,232
                                                                 ------- -------
                                                                 $77,584 $59,108
                                                                 ======= =======

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 6: INCOME TAXES

   Income taxes related to the Company are allocated as if they were calculated on a separate return basis. The provision for income tax expense is summarized as follows (in thousands):

                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year ended December 31, 2000
        Current......................... $ 18,550  $ 8,999  $ 1,194  $ 28,743
        Deferred........................   (2,081)    (351)    (588)   (3,020)
                                         --------  -------  -------  --------
          Total......................... $ 16,469  $ 8,648  $   606  $ 25,723
                                         ========  =======  =======  ========
                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year ended December 31, 1999
        Current......................... $ 25,064  $ 8,411  $(2,359) $ 31,116
        Deferred........................   (6,361)  (1,099)    (172)   (7,632)
                                         --------  -------  -------  --------
          Total......................... $ 18,703  $ 7,312  $(2,531) $ 23,484
                                         ========  =======  =======  ========
                                           U.S.     Non-
                                         Federal    U.S.     State    Total
                                         --------  -------  -------  --------
      Year ended December 31, 1998
        Current......................... $ 33,098  $ 6,518  $ 5,749  $ 45,365
        Deferred........................  (36,578)  (1,010)  (6,524)  (44,112)
                                         --------  -------  -------  --------
          Total......................... $ (3,480) $ 5,508  $  (775) $  1,253
                                         ========  =======  =======  ========

   Income before income taxes for the years ended December 31, 2000, 1999 and 1998 included the following components (in thousands):

                                                           2000    1999    1998
                                                          ------- ------- ------
      U.S. income........................................ $23,906 $54,287 $1,517
      Non-U.S. income....................................  19,226  10,946  5,974
                                                          ------- ------- ------
          Total.......................................... $43,132 $65,233 $7,491
                                                          ======= ======= ======

   A reconciliation of income tax expense for the years ended December 31, 2000, 1999 and 1998 using the statutory federal income tax rate of 35.0 percent to the actual income tax expense follows (in thousands):

                                                      2000     1999     1998
                                                     -------  -------  -------
      Statutory federal income taxes................ $15,096  $22,832  $ 2,622
      State income taxes, net of federal tax
       benefit......................................     727   (1,645)    (504)
      Non-U.S. taxes, net of credit.................     267    1,148      376
      Research and experimentation credits..........  (2,628)  (2,109)  (2,360)
      Acquisition related...........................   9,913      --       --
      Other.........................................   2,348    3,258    1,119
                                                     -------  -------  -------
        Total....................................... $25,723  $23,484  $ 1,253
                                                     =======  =======  =======
      Effective income tax rate.....................    59.6%    36.0%    16.7%
                                                     =======  =======  =======

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, for the years ended December 31, 2000 and 1999 are as follows (in thousands):

                                                2000                 1999
                                         -------------------- --------------------
                                         Assets   Liabilities Assets   Liabilities
                                         -------  ----------- -------  -----------
      Adjustments necessary to convert
       accrued amounts to a tax basis..  $11,497    $6,607    $14,544    $14,187
      Accumulated
       depreciation/amortization.......   19,647       --      17,935        --
      Allowance for doubtful accounts..      771       --         310        --
      Net operating loss and tax credit
       carryforwards...................   17,854       --         --         --
      Other............................    6,217       --       6,389        --
                                         -------    ------    -------    -------
        Subtotal.......................   55,986     6,607     39,178     14,187
        Less valuation allowance.......   (2,039)      --      (1,771)       --
                                         -------    ------    -------    -------
          Total........................  $53,947    $6,607    $37,407    $14,187
                                         =======    ======    =======    =======

   The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $0.3 million. Certain of the Company's foreign subsidiaries have net operating loss carryforwards that expire over periods through 2006 and others are unlimited. A majority of the carryforwards with definite expiration periods are included in the valuation allowance. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits of operating losses and tax credit carryforwards generated by the Company in foreign jurisdictions are utilized by EDS to offset non-Company taxable income in such jurisdictions. Other current assets include deferred tax assets of $5.7 million and $0.7 million at December 31, 2000 and 1999, respectively.

NOTE 7: STOCK PLANS

   Stock Based Incentive Plans. The Company has incentive plans (1998 Incentive Plan, 1999 Broad-Based Incentive Plan and 2000 Incentive Plan) under which awards may be made to key employees and, except for the 1999 Broad-Based Incentive Plan, non-employee Directors. Awards to employees under these plans may be made in the form of grants of stock options, stock appreciation rights, restricted or non-restricted stock or units denominated in stock, cash awards, performance awards or any combination of the foregoing. Awards to non-employee Directors under the 1998 and 2000 Incentive Plans are in the form of grants of stock options. Currently all awards to employees are in the form of grants of stock options. The option exercise price is the fair market value at the date of grant. These options vest over three or four years and expire, generally, ten years from the date of grant. The plans cover up to 5,050,000 shares of Class A common stock, of which 300,000 shares are available for director awards and the remainder are available for employee awards. As of December 31, 2000, the Company had granted to employees and non-employee directors stock options to acquire 3,517,399 shares of common stock. There were 3,457,669, 1,908,489 and 715,000 shares outstanding at a weighted-average exercise price of $19.50, $18.01 and $14.00 per share at December 31, 2000, 1999 and 1998, respectively.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   There was no compensation cost charged against income in connection with the stock based incentive plans for the years ended December 31, 2000, 1999 and 1998. The Company applies the intrinsic method in accounting for its stock-based compensation plans. Pro forma net income and earnings per share disclosures are computed as if the Company recorded compensation expense based on the fair value of the stock-based awards and are as follows (in thousands, except per share amounts):

                                                         Years ended December,
                                                                   31
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
      Net income
        As reported..................................... $17,409 $41,749 $6,238
        Pro forma.......................................  13,490  40,172  5,792
      Earnings per share of common stock:
        Basic...........................................
          As reported................................... $  0.48 $  1.15 $ 0.18
          Pro forma.....................................    0.37    1.11   0.17
        Diluted.........................................
          As reported................................... $  0.48 $  1.14 $ 0.18
          Pro forma.....................................    0.37    1.10   0.17

   The pro forma disclosures include the amortization of the fair value of options granted and vested in 1998. The pro forma effect of the fair value method is not necessarily indicative of the effect on pro forma disclosures in future years. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for 2000, 1999 and 1998, respectively; expected volatility of 48.5%, 45.7% and 50.0%; risk-free interest rates of 6.4%, 5.7% and 5.5%; and expected lives of 5.4 years, 5.4 years and 5.0 years.

   A summary of the Company's stock options issued under the Incentive Plans during the years ended December 31, 2000, 1999 and 1998 is presented below (in thousands, except per share amounts):

                                      2000               1999               1998
                                ------------------ ------------------ -----------------
                                         Weighted-          Weighted-         Weighted-
                                          Average            Average           Average
                                         Exercise           Exercise          Exercise
                                Shares     Price   Shares     Price   Shares    Price
                                -------  --------- -------  --------- ------  ---------
      Fixed Options
      Outstanding at beginning
       of year................  1,908.5    $ 18      715.0    $ 14      --      $--
      Granted.................  1,619.1      21    1,236.4      20    719.0       14
      Exercised...............    (20.2)     16      (34.3)     14      --       --
      Forfeited...............    (49.7)     21       (8.6)     16     (4.0)      14
                                -------            -------            -----
      Outstanding at end of
       year...................  3,457.7      20    1,908.5      18    715.0       14
                                =======            =======            =====
      Options exercisable at
       end of year............    765.7              204.0            204.0
                                =======            =======            =====
      Weight-average fair
       value of options
       granted during the
       year...................  $    11            $    10            $   7
                                =======            =======            =====

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   A summary of the Company's fixed stock options outstanding at December 31, 2000 is presented below (in thousands, except per share amounts):

                                       Options Outstanding            Options Vested
                                ---------------------------------- ---------------------
                                             Weighted-
                                              Average    Weighted-             Weighted-
                                             Remaining    Average               Average
                                  Number    Contractual  Exercise    Number    Exercise
                                Outstanding Life (Years)   Price   Outstanding   Price
                                ----------- ------------ --------- ----------- ---------
      Range of Exercise Prices
      $12-15..................    1,062.6       7.6         $14       558.9       $14
       15-18..................      367.5       9.1          17        41.0        16
       18-21..................      246.3       9.8          19         --        --
       21-24..................    1,108.4       9.1          23         1.3        23
       24-27..................      670.3       8.8          24       164.5        24
       27-30..................        2.7       9.2          30         --        --
                                  -------       ---         ---       -----       ---
      $12-30..................    3,457.7       8.6         $20       765.7       $16
                                  =======                             =====

   Employee Stock Purchase Plan. The Unigraphics Solutions Inc. Employee Stock Purchase Plan (the "ESPP") is offered to eligible employees. Under the ESPP, shares of Class A common stock may be purchased at 85% of the lower of the fair market value of the common stock on the date of grant or the fair market value of the common stock at the time the option is exercised. Each employee's purchases in any year are limited to the lesser of 15% of base pay at the date of the offering or commencement of eligibility, or $25,000 of fair market value of Class A common stock. For the year ended December 31, 2000, employees purchased 126,586 shares at an average price of $17.93. For the year ended December 31, 1999, employees purchased 61,370 shares at an average price of $19.32. A total of 500,000 Class A common shares have been authorized for purchase under the ESPP.

NOTE 8: EMPLOYEE SAVINGS PLAN

   Effective April 1, 1999, the Company established the Unigraphics Solutions Inc. 401(k) Plan (the "401(k) Plan") which is offered to eligible employees and is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 20% of their pre-tax compensation as contributions to the 401(k) Plan, subject to statutory limitations. The Company makes matching contributions of 25% of the amount contributed by the employee up to a maximum of 6% of the employee's earnings. The Company's contributions vest over five years. Effective March 15, 2000 the Company established the Executive Deferral Plan (the "Deferral Plan"), a defined contribution plan established for members of senior management. The Deferral Plan allows participants to contribute a percentage of their compensation to a savings plan and defer income taxes until the time of distribution. The Deferral Plan is a nonqualified plan for U.S. federal income tax purposes, and as such, the assets of the Deferral Plan are part of the Company's general assets. The Company makes matching contributions in the form of Company stock units on amounts deferred by Deferral Plan participants that are invested in Company stock units. During the years ended December 31, 2000 and 1999, the Company's contributions were $5.7 million and $3.7 million, respectively. Included in the foregoing amounts are supplemental payments totaling $4.3 million and $2.8 million for 2000 and 1999, respectively, to align benefits with those which had been provided under the EDS pension plans for employees who were no longer covered by those plans as of April 1999.

   Employees of EAI, subsequent to the acquisition, were covered by the existing EAI 401(k) Plan (the "EAI Plan"). The EAI Plan covered the majority of U.S. based employees who met the minimum age requirement.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

The Company made matching contributions of 50% of the amount contributed by the employee up to a maximum of 4% of the employee's earnings. The Company's contribution subsequent to the acquisition was $0.2 million.

NOTE 9: EARNINGS PER SHARE

   A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share and the calculated amounts of earnings per share follows for the years ended December 31, 2000, 1999 and 1998:

                                                   2000       1999       1998
                                                ---------- ---------- ----------
      Basic and Diluted Earnings Per Share:
      Shares outstanding--beginning of period.  36,299,337 36,265,000 31,265,000
      Weighted average number of common shares
       issued.................................      14,844     11,826  2,706,044
                                                ---------- ---------- ----------
      Weighted average number of common shares
       outstanding--end of period.............  36,314,181 36,276,826 33,971,044
      Dilutive effect of employee stock
       options................................     280,273    213,305        --
                                                ---------- ---------- ----------
      Dilutive shares outstanding.............  36,594,454 36,490,131 33,971,044
                                                ========== ========== ==========
      Net income (in thousands)...............  $   17,409 $   41,749 $    6,238
                                                ========== ========== ==========
      Basic earnings per common share.........  $     0.48 $     1.15 $     0.18
                                                ========== ========== ==========
      Diluted earnings per common share.......  $     0.48 $     1.14 $     0.18
                                                ========== ========== ==========

NOTE 10: SEGMENT INFORMATION

Industry Segments

   The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe and Asia Pacific. The Company's business involves operations in principally one industry segment: providing Internet-enabled, collaborative product design, development and process management software and services to manufacturers.

Geographic Segments

   The Company uses operating income, exclusive of software amortization costs included in cost of revenue, in-process research and development costs, and non-recurring expenses to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                    2000                        1999                        1998
                         --------------------------- --------------------------- ---------------------------
                                  Operating  Total            Operating  Total            Operating  Total
                         Revenue   Income    Assets  Revenue   Income    Assets  Revenue   Income    Assets
                         -------- --------- -------- -------- --------- -------- -------- --------- --------
Americas................ $284,077  $48,124  $352,449 $235,202  $48,923  $164,411 $202,052  $31,257  $162,647
Europe..................  181,242   33,593    81,255  177,379   29,479    81,463  155,110   20,259    74,449
Asia Pacific............   60,537    5,855    28,417   55,369    6,303    28,403   46,409    7,371    20,557
                         --------  -------  -------- --------  -------  -------- --------  -------  --------
 Total.................. $525,856  $87,572  $462,121 $467,950  $84,705  $274,277 $403,571  $58,887  $257,653
                         ========  =======  ======== ========  =======  ======== ========  =======  ========

   Operations in Germany were 13%, 14% and 12% of the Company's total revenue in 2000, 1999 and 1998, respectively.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

   A reconciliation of operating income (loss) for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                    2000      1999      1998
                                                  --------  --------  --------
      Total operating income for reportable
       segments.................................. $ 87,572  $ 84,705  $ 58,887
      Unallocated software amortization costs....  (14,691)  (22,358)  (21,992)
      Unallocated in-process research and
       development costs.........................  (24,154)   (2,386)  (39,440)
      Unallocated non-recurring expenses.........   (1,500)      --        --
                                                  --------  --------  --------
      Operating income (loss).................... $ 47,227  $ 59,961  $ (2,545)
                                                  ========  ========  ========

   The following is a summary of depreciation and amortization included in the calculation of segment operating income (loss) above (in thousands):

   Depreciation and amortization

                                                           2000    1999    1998
                                                          ------- ------- ------
      Americas........................................... $10,905 $ 6,546 $4,561
      Europe.............................................   4,767   3,163  3,650
      Asia Pacific.......................................     963   1,812  1,351
                                                          ------- ------- ------
      Total.............................................. $16,635 $11,521 $9,562
                                                          ======= ======= ======

   There are no intercompany sales between geographic areas. All sales are from external customers.

NOTE 11: COMMITMENTS AND CONTINGENCIES

   The Company currently is a party to two shareholder actions which were originally filed against EAI. These two actions, because of pending settlements, are not expected to have a material adverse effect on the Company's financial condition or results of operations. A preliminary order of the Court has been entered which provides for a process of assembling the claims and sets the date of the final hearing for approval of the settlement. The proposed settlement amount is covered by existing insurance. The Company is a party to other ordinary and routine litigation incidental to its business and management believes that any resulting liability will not materially affect the financial position or results of operations of the Company.

   Commitments for rental payments for each of the next five years ending December 31 and thereafter under non-cancelable operating leases for facilities, computer equipment, software, and other leased assets are as follows (in thousands):

      2001.............................................................. $18,449
      2002..............................................................  14,643
      2003..............................................................  10,488
      2004..............................................................   8,038
      2005..............................................................   6,963
      Thereafter........................................................  22,370

   Total rentals under cancelable and non-cancelable leases, principally facilities, computer equipment, software, and other leased assets included in costs and charged to expense were $26.7 million and $24.2 million for the years ended December 31, 2000 and 1999, respectively.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 12: RELATED PARTY TRANSACTIONS

   The Company and EDS (or EDS subsidiary or EDS Finance plc, as the case may be) are parties to Intercompany Credit Agreements, pursuant to which the Company is required to borrow from EDS, and EDS is required to lend to the Company, any amount required by the Company to fund its daily cash requirements. The maximum amount that the Company may borrow at any time from EDS under Intercompany Credit Agreements, as amended on September 1, 2000, is $250 million.

   The following presents information about the Company's Intercompany Credit Agreements activity for the years ended December 31, 2000 and 1999, respectively (in thousands):

                                                               2000     1999
                                                             --------  -------
      Beginning balance of intercompany credit agreements... $ 39,980  $55,130
      Borrowings
        Payments for purchases of property and equipment....   16,800   16,758
        Payments for purchases of software and other
         intangibles........................................   10,100    7,760
        Applicon acquisition, net of cash acquired..........      --     6,498
        dCADE acquisition, net of cash acquired.............      --     3,000
        EAI acquisition, net of cash acquired...............  178,070      --
        Other...............................................      160      --
                                                             --------  -------
          Total borrowings..................................  205,130   34,016
                                                             --------  -------
      Payments..............................................
        Cash provided from operations, net of cash retained
         by Company.........................................   32,699   41,209
        Proceeds from sale of marketable securities.........      --     7,319
        Proceeds from sale of businesses....................    2,540      --
        Other...............................................        1      160
                                                             --------  -------
          Total payments....................................   35,240   48,688
                                                             --------  -------
      Other.................................................   (1,578)    (478)
                                                             --------  -------
      Balance of intercompany credit agreements............. $208,292  $39,980
                                                             ========  =======

   EDS provides services to the Company for management, accounting, human resources, information systems, legal, taxes and other corporate activities under the Management Service Agreement described in Note 13. Such corporate expenses amounting to $4.6 million, $6.4 million and $6.4 million have been allocated to the Company during the years ended December 31, 2000, 1999 and 1998, respectively, and are reflected in the accompanying consolidated statements of operations as selling, general and administrative expenses.

   EDS has several qualified and non-qualified pension plans (the "Plans") covering substantially all its employees. The majority of the Plans are non-contributory. In general, employees become fully vested upon attaining five years of service, and benefits are based on years of service and earnings. The actuarial cost method currently used is the projected unit credit cost method. EDS' U.S. funding policy is to contribute amounts that fall within the range of deductible contributions for federal income tax purposes. Beginning in April 1999 none of the employees of the Company were covered by the Plans.

   Costs related to these plans are allocated to the Company through an intercompany transaction based on the ratio of total payroll dollars of the Company to total payroll dollars of EDS for the employee groups of the respective plans and are included in selling, general and administrative expenses. During the years ended December 31, 1999 and 1998, the Company recognized expense of $1.2 million and $3.6 million, respectively, for such pension coverage.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 13: REORGANIZATION AND AFFILIATE AGREEMENTS

   The following transactions were consummated in connection with the
Reorganization:

   Intercompany Indebtedness. In addition to the $105.0 million borrowed under the Intercompany Credit Agreements in connection with the Solid Edge Acquisition, effective March 6, 1998, the Company issued to EDS as a dividend an Intercompany Note in the principal amount of $73.0 million. The Intercompany Note has been repaid. The Intercompany Credit Agreements restrict the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the Intercompany Credit Agreements.

   Capital Stock. At March 31, 1998, the Company had authorized 1,000 shares of common stock, all of which were issued and outstanding. On May 22, 1998, the Company filed restated articles of incorporation with the State of Delaware which authorized the issuance of 168,735,000 shares of Class A common stock, 31,265,000 shares of Class B common stock and 20,000,000 shares of preferred stock. As a result, 1,000 shares of common stock, representing all outstanding shares of common stock of the Company, were converted into 31,265,000 shares of Class B common stock on May 21, 1998. The holders of Class A common stock and Class B common stock of the Company generally have identical voting rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. Holders of Class A common stock and Class B common stock share in an equal amount per share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock of the Company.

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

   Management Services Agreement. The Company and EDS are parties to the Management Services Agreement, effective as of January 1, 1998 (the "Management Services Agreement") pursuant to which EDS performs various management services for the Company including treasury, risk management, tax, and similar administrative services, that EDS has historically provided to the Company. Amounts charged to the Company under this agreement approximate EDS' cost of providing the services plus a fixed fee equal to 0.5% of the Company's total revenues, up to a maximum fixed fee of $2.5 million annually. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which services the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service with prior notice of not less than five months.

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

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

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

   Credit Agreements. In order to allow EDS to manage efficiently the cash and cash needs of its subsidiaries, the Company and EDS (or EDS subsidiary or EDS Finance plc, as the case may be) are parties to the Intercompany Credit Agreements, pursuant to which the Company is required to borrow from EDS, and EDS is required to lend to the Company, any amount required by the Company to fund its daily cash requirements. At the time of the Reorganization, the maximum amount that the Company could borrow at any time from EDS under the Intercompany Credit Agreements (together with the other non-U.S. credit agreements referred to below) was $70.0 million. On September 1, 2000, the Intecompany Credit Agreements were amended to increase the maximum amount the Company may borrow to $250 million. Also, under the Intercompany Credit Agreements, the Company is required to lend to EDS all excess cash of the Company. The interest rate to be charged to the Company is the sum of the one-month LIBOR plus 0.5%. The interest rate to be charged to EDS is the one-month LIBID minus 0.5%. On any business day that the Company has excess cash available, it must use that cash to repay any outstanding loans it has under the Intercompany Credit Agreements or make an advance to EDS if no loans are outstanding. The Intercompany Credit Agreements will terminate on December 31, 2002, unless earlier terminated at the election of one of the parties upon the occurrence of certain events, including the termination of the Management Services Agreement or the cessation of EDS' beneficial ownership of 50% or more of the capital stock of the Company.

   GM Subcontract. In connection with the Reorganization, EDS and the Company entered into a Memorandum of Understanding, effective January 1, 1998 (the "GM Subcontract"), pursuant to which the Company received all revenues and performed EDS' obligations under the EDS/GM Site License Agreement and agreed to cooperate with EDS in providing additional products and services to GM under the EDS/GM Master Service Agreement. The GM Subcontract further provides that the Company may provide directly to GM products and services that are outside of the scope of the EDS/GM Master Service Agreement. The EDS/GM Site License portion of the GM subcontract expired on July 1, 1999.

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

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

NOTE 14: CONCENTRATIONS OF CREDIT RISK

   During the years ended December 31, 2000, 1999, and 1998, the portion of Company revenues attributable to GM was 14%, 10%, and 9%, respectively. No single customer accounted for more than 10% of the Company's revenues in 1998. Accounts receivable from GM, including amounts unbilled, accounted for 2% and 5% of total accounts receivable in 2000 and 1999, respectively.

   Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers constituting the Company's customer base and their dispersion across different industries and geographic areas. Accounts receivable are shown net of allowances of $4.5 million and $5.3 million as of December 31, 2000 and 1999, respectively.

NOTE 15: SUPPLEMENTARY FINANCIAL INFORMATION

   The following summarizes supplemental financial information for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                       2000     1999     1998
                                                      -------  -------  -------
      Depreciation of property and equipment......... $12,761  $ 9,800  $ 8,285
      Amortization...................................  18,565   24,079   23,269
                                                      -------  -------  -------
          Total depreciation and amortization........ $31,326  $33,879  $31,554
                                                      =======  =======  =======
      Interest and other income...................... $ 1,623  $ 8,153  $14,518
      Interest expense...............................  (5,718)  (2,881)  (4,482)
                                                      -------  -------  -------
          Total other income......................... $(4,095) $ 5,272  $10,036
                                                      =======  =======  =======
      Cash paid for:
        Income taxes, net of refunds................. $51,378  $31,314  $ 2,137
        Interest..................................... $ 5,718  $ 2,881  $ 4,482

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

   Amounts in the following tables are in thousands, except per share amounts.

                                        Year ended December 31, 2000
                                ------------------------------------------------
                                 First     Second    Third     Fourth
                                Quarter   Quarter   Quarter   Quarter     Year
                                --------  --------  --------  --------  --------
      Total revenue...........  $121,227  $128,020  $121,760  $154,849  $525,856
      Gross profit............    79,766    85,135    79,192   102,018   346,111
      Selling, general and
       administrative.........   (44,635)  (47,735)  (42,622)  (57,011) (192,003)
      Research and
       development............   (19,359)  (18,738)  (18,792)  (24,338)  (81,227)
      In-process research and
       development............       --        --        --    (24,154)  (24,154)
      Non-recurring expenses..       --        --        --     (1,500)   (1,500)
      Income before income
       taxes..................    16,192    18,609    16,906    (8,575)   43,132
      Net income..............    10,363    11,910    10,820   (15,684)   17,409
      Basic earnings per share
       of common stock........      0.29      0.33      0.30     (0.43)     0.48
      Diluted earnings per
       share of common stock..      0.28      0.32      0.30     (0.43)     0.48

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

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

                           UNIGRAPHICS SOLUTIONS INC.

                SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                   Additions  Additions
                        Balance at charged to charged to            Balance at
                        beginning  costs and    other                  end
                         of year    expenses   accounts  Write-offs  of year
                        ---------- ---------- ---------- ---------- ----------
For the year ended
 December 31, 2000
  Allowance for
   doubtful accounts...   $5,312     2,639       --        3,407      $4,544
                          ------     -----       ---       -----      ------
    Total valuation and
     qualifying
     accounts..........   $5,312     2,639       --        3,407      $4,544
                          ======     =====       ===       =====      ======
For the year ended
 December 31, 1999
  Allowance for
   doubtful accounts...   $5,870     1,767       --        2,325      $5,312
                          ------     -----       ---       -----      ------
    Total valuation and
     qualifying
     accounts..........   $5,870     1,767       --        2,325      $5,312
                          ======     =====       ===       =====      ======
For the year ended
 December 31, 1998
  Allowance for
   doubtful accounts...   $4,721     1,295       --          146      $5,870
                          ------     -----       ---       -----      ------
    Total valuation and
     qualifying
     accounts..........   $4,721     1,295       --          146      $5,870
                          ======     =====       ===       =====      ======