Form 10-Q
period 2001-03-31
UNIGRAPHICS SOLUTIONS INC
filed 2001-05-14
CIK 1055246

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 2001

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

                  10824 Hope Street, Cypress, CA 90630-5214
            ------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (714) 952-0311
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 8, 2001, there were 5,066,007 outstanding shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

================================================================================

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page No.
                                                                            --------
Part I -- Financial Information (Unaudited)
  Item 1. Financial Statements
          Unaudited Condensed Consolidated Statements of Operations........    3
          Unaudited Condensed Consolidated Balance Sheets..................    4
          Unaudited Condensed Consolidated Statements of Cash Flows........    5
          Notes to Unaudited Condensed Consolidated Financial Statements...    6
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................    9
  Item 3. Quantitative and Qualitative Disclosures About Market Risks......   13
Part II--Other Information
  Item 6. Exhibits and Reports on Form 8-K.................................   14
Signatures.................................................................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (in thousands, except per share and share amounts)

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                             2001          2000
                                          ----------    ----------
Revenue:
 Software                                 $   55,220    $   53,164
 Services                                     79,249        64,415
 Hardware                                      1,956         3,648
                                          ----------    ----------
  Total revenue                              136,425       121,227
                                          ----------    ----------
Cost of revenue:
 Software
  Amortization                                 7,513         2,523
  Royalties, distribution and other            5,106         7,593
 Services                                     33,231        28,864
 Hardware                                      1,371         2,481
                                          ----------    ----------
  Total cost of revenue                       47,221        41,461
                                          ----------    ----------
Gross profit                                  89,204        79,766
                                          ----------    ----------
Operating expenses:
 Selling, general and administrative          51,932        44,635
 Research and development                     24,912        19,359
                                          ----------    ----------
  Total operating expenses                    76,844        63,994
                                          ----------    ----------
Operating income                              12,360        15,772
Other income (expense), net                   (4,778)          420
                                          ----------    ----------
Income before income taxes                     7,582        16,192
Provision for income taxes                     4,404         5,829
                                          ----------    ----------
Net income                                $    3,178    $   10,363
                                          ==========    ==========
Earnings per share:
 Basic                                    $     0.09    $     0.29
                                          ==========    ==========
 Diluted                                  $     0.09    $     0.28
                                          ==========    ==========
Weighted average number of
common shares outstanding:
 Basic                                    36,326,203    36,305,838
                                          ==========    ==========
 Diluted                                  36,588,435    36,712,262
                                          ==========    ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

              (in thousands, except per share and share amounts)

                                                                                                   December 31,
                                                                                    March 31,          2000
                                                                                      2001          (AUDITED)
                                                                                    ---------      ------------
Assets
Current assets
 Cash and cash equivalents                                                          $ 24,310        $ 22,782
 Accounts receivable, net of allowance for
  doubtful accounts of $5,485 and $4,544                                             144,085         147,428
 Prepaid expenses                                                                      9,755          10,394
 Other current assets                                                                  7,976           6,866
                                                                                    --------        --------
  Total current assets                                                               186,126         187,470
                                                                                    --------        --------
Property and equipment, net                                                           48,097          49,291
                                                                                    --------        --------
Other assets
 Goodwill, software and other intangibles, net                                       177,607         183,681
 Deferred income taxes                                                                43,033          41,679
                                                                                    --------        --------
  Total other assets                                                                 220,640         225,360
                                                                                    --------        --------
Total assets                                                                        $454,863        $462,121
                                                                                    ========        ========
Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued liabilities                                           $ 67,582        $ 77,584
 Deferred revenue                                                                     30,588          23,203
 Income taxes payable                                                                 21,626          16,266
                                                                                    --------        --------
  Total current liabilities                                                          119,796         117,053
                                                                                    --------        --------
Intercompany credit agreements                                                       198,260         208,292
                                                                                    --------        --------
Stockholders' equity
 Preferred stock, $.01 par value; authorized 20,000,000 shares, none issued               --              --
 Class A common stock, $.01 par value; 168,735,000 shares authorized; 5,066,007 and 5,054,574 shares issued and outstanding at March 31, 2001 and
  December 31, 2000, respectively                                                         50              50
 Class B common stock, $.01 par value; 31,265,000 shares authorized; 31,265,000
  issued and outstanding at March 31, 2001 and December 31, 2000                         313             313
 Additional paid-in capital                                                          148,762         148,765
 Accumulated deficit                                                                  (4,425)         (7,603)
 Accumulated other comprehensive loss                                                 (7,893)         (4,749)
                                                                                    --------        --------
 Total stockholders' equity                                                          136,807         136,776
                                                                                    --------        --------
Total liabilities and stockholders' equity                                          $454,863        $462,121
                                                                                    ========        ========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2001         2000
                                                                   --------     -------
Net Cash Provided By Operating Activities                          $ 17,182     $ 5,608
                                                                   --------     -------
Cash flows from investing activities
 Payments for purchases of property and equipment                    (2,738)     (4,383)
 Payments for purchases of software and other intangibles            (2,645)       (865)
                                                                   --------     -------
Net cash used in investing activities                                (5,383)     (5,248)
                                                                   --------     -------
Cash flows from financing activities
 Borrowings under intercompany credit agreements                      5,282      19,452
 Payments on intercompany credit agreements                         (15,550)         --
 Common stock activities                                                101         (32)
                                                                   --------     -------
Net cash provided by (used in) financing activities                 (10,167)     19,420
                                                                   --------     -------
Effect of exchange rate changes on cash and cash equivalents           (104)         --
                                                                   --------     -------
Net increase in cash and cash equivalents                             1,528      19,780
Cash and cash equivalents at beginning of period                     22,782      20,696
                                                                   --------     -------
Cash and cash equivalents at end of period                         $ 24,310     $40,476
                                                                   ========     =======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                  UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Unigraphics Solutions Inc. ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                                                                Three months ended
                                                                      March 31,
                                                             --------------------------
                                                                2001             2000
                                                             ---------        ---------
(in thousands, except per share data)

Net income                                                   $   3,178        $  10,363
                                                             =========        =========

Weighted-average shares outstanding                             36,326           36,306
Dilutive effect of employee and director stock options             262              406
                                                             ---------        ---------

Diluted shares outstanding                                      36,588           36,712
                                                             =========        =========
Earnings per share:
 Basic                                                       $    0.09        $    0.29
                                                             =========        =========
 Diluted                                                     $    0.09        $    0.28
                                                             =========        =========

Note 3. Comprehensive Income

     Comprehensive income for the three months ended March 31, 2001 and 2000 was $0.03 million and $9.5 million, respectively. The difference between comprehensive income and net income for the three months ended March 31, 2001 and 2000 arose from foreign currency translation adjustments.

Note 4. Segment Information

Industry Segments

     The Company's business involves operations in principally one industry segment: providing Internet-enabled, collaborative product design, development and process management software and services to manufacturers.

Geographic Segments

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs which are included in cost of revenue, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months ended March 31, 2001 and 2000 (in thousands):

                        Three months ended March 31,        March 31,         Three months ended March 31,        March 31,
                                    2001                       2001                      2000                        2000
                      --------------------------------     ------------     --------------------------------     ------------
                                          Operating           Total                              Operating          Total
                         Revenue            Income            Assets           Revenue             Income           Assets
                      -------------      -------------     ------------     -------------      -------------     ------------
Americas              $      76,100      $      12,613     $    337,894     $      69,353      $      12,725     $    185,361
Europe                       46,690              7,301           85,877            39,857              5,759           79,584
Asia Pacific                 13,635                (41)          31,092            12,017               (189)          24,200
                      -------------      -------------     ------------     -------------      -------------     ------------
 Total                $     136,425      $      19,873     $    454,863     $     121,227      $      18,295     $    289,145
                      =============      =============     ============     =============      =============     ============

     A reconciliation of operating income for the three months ended March 31, 2001 and 2000 follows (in thousands):

                                                                  Three months ended
                                                           ----------------------------------
                                                           March 31, 2001      March 31, 2000
                                                           --------------      --------------
Total operating income for reportable segments              $      19,873      $      18,295
Unallocated software amortization costs                            (7,513)            (2,523)
                                                            -------------      -------------
Operating income                                            $      12,360      $      15,772
                                                            =============      =============

     There are no intercompany sales between geographic areas. All sales are from external customers.

Note 5. Depreciation and Amortization

     Property and equipment is stated net of accumulated depreciation of $55.9 million and $47.7 million at March 31, 2001 and December 31, 2000, respectively. Additionally, goodwill, software, and other intangibles are stated net of accumulated amortization of $50.5 million and $41.9 million at March 31, 2001 and December 31, 2000, respectively. Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was $11.7 million and $5.9 million, respectively.

NOTE 6: EAI ACQUISITION

On October 23, 2000 Engineering Animation, Inc. ("EAI"), pursuant to a merger with a Company subsidiary, became a wholly-owned subsidiary of the Company. Effective as of December 31, 2000, the EAI United States subsidiary was merged into Unigraphics Solutions Inc., the United States parent company. Most EAI international subsidiaries have been, or are in the process of being, merged with local Company operations. The purchase price for all of the outstanding common stock was $166.2 million. In addition, the Company paid $12.2 million to the holders of options to purchase EAI common stock for the underlying in-the-money value of these options. The Company recorded a charge to operations related to acquired in-process research and development of $24.2 million. In addition, the Company recorded goodwill of $125.6 million which is being amortized over periods of three to seven years.

The following unaudited pro forma summarized results of operations for the period ending March 31, 2001 and 2000 were prepared as though the acquisition occurred on January 1, 2000 (in thousands, except per share amounts):



                                                                    Three Months Ended
                                                                         March 31,
                                                                   2001             2000
                                                                -----------      ----------
Total revenue                                                    $  136,425      $  134,956

Operating income (loss) from continuing operations                   12,360            (565)

Net income (loss) from continuing operations                          3,178          (5,772)

Income (loss) from continuing operations per share:
   Basic and diluted                                             $     0.09      $    (0.16)

Weighted average number of common shares outstanding:
   Basic                                                             36,326          36,306
   Diluted                                                           36,588          36,712


All transactions between the Company and EAI and amortization of historical goodwill recorded in the statement of operations of EAI are eliminated. The transaction had no effect on the Company's weighted-average number of common shares outstanding nor the incremental increase in common shares outstanding assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share.

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

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company generates revenue primarily from the licensing of MCAD, product data management, visualization, and collaborative product development software products, provision of software consulting and support services and the sale of computer equipment to users of the Company's products. The Company operates business units in 30 countries, including the United States. For the most part, the Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Effective July 1, 1999, the Company and General Motors ("GM") entered into a three year renewal of a site license (the "Renewal") executed in 1996. The agreed contract price, excluding any additional GM product and services charges and GM supplier purchases, is $139 million. The Renewal excludes similar products and services being provided to Delphi Automotive Systems, which was spun off from GM. In the $139 million total contract amount, approximately $74 million is allocated to software maintenance, $43 million is allocated to software development, $16 million is allocated to additional i-Man software, and the remainder is allocated to contract management and other services. The Renewal also includes penalties for missing service levels, key measurements, and critical deliverables. Approximately 20% of the $139 million expected revenues are at-risk because of performance penalties. The inability of the Company to perform in areas subject to performance penalties and any resulting assessment of penalties could have a material adverse affect on the Company's results of operations and financial condition.

     Effective January 1, 1998, the Company and EDS entered into a Management Services Agreement, pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax, and similar administrative services. Amounts charged to the Company under this agreement approximate EDS' costs of providing the services plus a fixed fee equal to 0.5% of the Company's total revenues, up to a maximum annual fixed fee of $2.5 million. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service on or after January 1, 2000 with prior notice of not less than five months, or earlier if the parties mutually agree. The Company paid EDS $4.6 million for such services in 2000. During the three month period ended March 31, 2001, EDS has invoiced the Company approximately $1.2 million for services provided during such period. There can be no assurances that the charges the Company negotiates will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with unrelated parties for such services.

     On October 23, 2000 the Company completed the acquisition of Engineering Animation, Inc. ("EAI") pursuant to an offer (as set forth in an Agreement and Plan of Merger dated September 5, 2000) to acquire all of the outstanding shares of EAI common stock at a price of $13.75 net per share. The total amount of Company funds required to consummate the offer and to pay related fees and expenses was $193.5 million. The Company obtained the funds to consummate this transaction ($166.2 million to purchase the outstanding shares of EAI common stock) through advances made by EDS pursuant to the Intercompany Credit Agreement between the companies. EAI developed and produced Internet-enabled visual process management, collaboration, communication and analysis software solutions and related services for extended manufacturing enterprises. Prior to the acquisition, the Company licensed certain of EAI's software products and purchased other EAI services for resale to its customers, primarily as part of the Company's bundled PDM offerings.

     Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS and similar intercompany credit agreements between EDS Finance, PLC and certain non-U.S. subsidiaries of the Company, the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Subsequent to the closing of the initial public offering of the Company's Class A common stock, the maximum amount available to the Company under this facility was $70 million. On September 1, 2000, in conjunction with the acquisition of EAI, the intercompany credit agreements were amended to increase the maximum amount the Company may borrow to $250 million. As of March 31, 2001 approximately $198.3 million remains payable under the intercompany credit agreements. See "Liquidity and Capital Resources" for further discussion.

Forward-looking Statements

     All statements other than historical statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, the sufficiency of liquidity and capital resources over the next twelve months, and any other statements of Company's plans, objectives, expectations or intentions. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto.

     These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: vigorous competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts; the cost of attracting and retaining highly skilled personnel; the ability of the Company to successfully integrate its operations into a single, effective and efficient entity; and the significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Annual Report on Form 10-K beginning on page 24.

     The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

     Revenues. Revenues were $136.4 million during the three months ended March 31, 2001, an increase of $15.2 million from $121.2 million for the corresponding period in 2000.

     Software revenues increased $2.0 million, or 4.0%, to $55.2 million for the three month period ended March 31, 2001, from $53.2 million for the corresponding period in 2000. The increase for the three month period resulted from EAI software revenues included in 2001, but not in 2000 because the acquisition of EAI occurred in the fourth quarter of 2000.

     Services revenues increased $14.8 million, or 23%, to $79.2 million for the three month period ended March 31, 2001, from $64.4 million for the corresponding period in 2000. The increase resulted from professional services growth in Europe and Asia Pacific, additional software maintenance revenues resulting from the EAI acquisition in Americas and Europe and continued growth in the installed customer base in all geographic areas.

     As planned, hardware revenues decreased $1.6 million, or 44%, to $2.0 million for the three month period ended March 31, 2001, from $3.6 million for the corresponding period in 2000. All geographic areas experienced decreases for the three month period. The decrease reflects the Company's decision in late 1996 to de-emphasize hardware sales in order to focus on higher margin software sales and consulting services. The Company expects hardware revenues to continue to decline and to become a smaller portion of its business.

     Revenues from international operations represented 47% and 46% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

     Gross Profit. Gross profit was $89.2 million during the three months ended March 31, 2001, an increase of $9.4 million from $79.8 million for the corresponding period in 2000. Gross profit margin was 65% and 66% for the three months ended March 31, 2001 and 2000, respectively.

     Gross profit on software revenues decreased $0.4 million, or 1%, to $42.6 million for the three month period ended March 31, 2001, from $43.0 million for the corresponding period in 2000. The decrease resulted primarily from increased amortization costs related to the EAI acquisition which was partially offset by elimination of royalties paid to EAI.

     Gross profit on services revenues increased $10.4 million, or 29%, to $46 million for the three month period ended March 31, 2001, from $35.6 million for the corresponding period in 2000. The increase resulted from higher revenues from professional services and software maintenance and improved margins on professional services.

     Gross profit on hardware revenues decreased $0.6 million, or 50%, to $0.6 million for the three month period ended March 31, 2001, from $1.2 million for the corresponding period in 2000. This is a continuation of the trend of lower volume resulting from reduced emphasis on selling hardware.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.9 million during the three months ended March 31, 2001, an increase of $7.3 million from $44.6 million for the corresponding period in 2000. Selling, general and administrative expenses represented 38% and 37% of total revenues for the three months ended March 31, 2001 and 2000. Selling expenses comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related expenses. The higher selling expenses resulted from increases in commissions and bonuses because of sales growth over 2000, increased staffing to support anticipated higher revenue growth, and additional employee costs associated with the EAI acquisition.

     Research and Development Costs. Research and development costs were $24.9 million for the three months ended March 31, 2001 an increase of $5.5 million from $19.4 million for the corresponding period in 2000. Research and development costs as a percentage of total revenues were 18% for the three months ended March 31, 2001 and 16% for the corresponding period in 2000. The increase in research and development costs resulted principally from the support of initiatives related to the Company's i-Man and Collaborative Product Commerce initiatives and additional costs associated with the EAI acquisition.

     Operating Income. Operating income was $12.4 million and $15.8 million for the three months ended March 31, 2001 and 2000, respectively.

     Other Income (Expense). Other income (expense), net was ($4.8) million and $0.4 million for the three months ended March 31, 2001 and 2000, respectively. Other income (expense), net for the three months ended March 31, 2001 primarily consisted of interest expense associated with increased borrowings under the intercompany credit agreements related to the EAI acquisition in the fourth quarter of 2000.

     Provision for Income Taxes. The provision for income taxes was $4.4 million and $5.8 million for the three months ended March 31, 2001 and 2000, respectively. The Company's effective tax rate was 58% and 36% for the three months ended March 31, 2001 and 2000, respectively. The difference between the Company's effective tax rate and the statutory federal income tax rate primarily resulted from the tax effect of goodwill amortization and state and foreign taxes, partially offset by research and experimentation credits.

     Net Income. Net income for the three months ended March 31, 2001, was $3.2 million compared to $10.4 million for the corresponding period in 2000. Basic earnings per share of common stock were $0.09 and $0.29 for the three months ended March 31, 2001 and 2000, respectively. Diluted earnings per share of common stock were $0.09 and $0.28 for the three months ended March 31, 2001 and 2000, respectively.

     Pro Forma Net Income. Pro forma net income, which excludes the amortization of goodwill and intangible assets resulting from acquisitions, was $9.8 million, or $0.28 per share, and $12.0 million, or $0.33 per share for the three months ended March 31, 2001 and 2000, respectively.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was issued in September 2000, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125. It revises the standards for accounting for security and other transfers of financial assets and collateral and requires certain disclosures but carries over most of the provisions of SFAS 125. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect adoption of this statement to have a material adverse effect on its results of operations or financial position.

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

Liquidity and Capital Resources

     The Company's central cash management function is performed by EDS under the Management Services Agreement. The Company has intercompany credit agreements with EDS under which the balance outstanding at March 31, 2001 was $198.3 million. The maximum amount that the Company may borrow at any time from EDS under the intercompany credit agreements, as amended September 1, 2000, is $250 million. The intercompany credit agreements were amended to provide financing for the EAI acquisition by the Company. The $250 million limit will be reduced, up to a maximum of $180 million, dollar-for-dollar by the amount of any term loan facility (including any term loan facility with EDS or its affiliates) which the Company may obtain to refinance amounts outstanding thereunder, the terms of which, in the aggregate, are no less favorable to UGS, taking into account both the term of any such facility as well as the interest rate. Amounts outstanding under the intercompany credit agreements bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. "LIBOR" means the Official British Banker's Association one-month U.S. LIBOR Fixings. The intercompany credit agreements restrict the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the intercompany credit agreements. The intercompany credit agreements terminate on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and also require that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%. "LIBID" means London Interbank Bid Rate.

     The Company's net cash provided by operations for the three months ending March 31, 2001 increased from $5.6 million to $17.2 million. This resulted primarily from increases in current liabilities attributable to the timing of payments of certain liabilities, including taxes. The Company's net cash used in investing activities for the three months ended March 31, 2001 increased $0.2 million to $5.4 million from $5.2 million in the same prior year period. Cash flows used in financing activities increased $29.6 million to $10.2 million for the three months ended March 31, 2001, compared to the same prior year period. This reflects a net decrease in cash borrowings from EDS. The Company believes currently available sources of liquidity, including the intercompany credit agreements and cash generated from operations, should be sufficient for its operations for at least the next twelve months.

Impact of Changes in Exchange Rates

     The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the three months ended March 31, 2001, international revenue represented 47% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which comprised 27% and 10%, respectively, of total international revenue for the three months ended March 31, 2001. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's results of operations.

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

     10.1 Amendment Three to the First Amended Unigraphics Solutions Inc. 401(k) Plan.

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

                                       UNIGRAPHICS SOLUTIONS INC.
                                 -------------------------------------
                                            (Registrant)

                              By        /s/ Douglas E. Barnett
                                 -------------------------------------
                                  Douglas E. Barnett, Vice President,
                                 Chief Financial Officer and Treasurer

Date: May 14, 2001