Form 10-Q
period 2001-06-30
UNIGRAPHICS SOLUTIONS INC
filed 2001-08-14
CIK 1055246

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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


                    10824 Hope Street, Cypress, CA 90630-5214
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 952-0311
                                 ---------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of August 6, 2001, there were 5,324,995 outstanding shares of the registrant's Class A Common Stock, $.01 par value per share, and 31,265,000 shares of the registrant's Class B Common Stock, $.01 par value per share.

================================================================================

                   UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.
                                                                        --------
Part I -- Financial Information (Unaudited)
     Item 1. Financial Statements
             Unaudited Condensed Consolidated Statements of Operations .    3
             Unaudited Condensed Consolidated Balance Sheets ...........    4
             Unaudited Condensed Consolidated Statements of Cash Flows .    5
             Notes to Unaudited Condensed Consolidated Financial
             Statements ................................................    6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................    9
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.   13
Part II -- Other Information
     Item 1. Legal Proceedings .........................................   14
     Item 4. Submission of Matters to the Vote of Security Holders .....   14
     Item 6. Exhibits and Reports on Form 8-K ..........................   15
Signatures .............................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share and share amounts)

                                             Three Months Ended              Six Months Ended
                                                  June 30,                       June 30,
                                        ---------------------------    ---------------------------
                                            2001            2000           2001           2000
                                        ------------    -----------    -----------    ------------
Revenue:
  Software                              $     57,137    $    53,651    $   112,356    $    106,815
  Services                                    84,094         70,593        163,343         135,009
  Hardware                                     1,480          3,776          3,437           7,424
                                        ------------    -----------    -----------    ------------
    Total revenue                            142,711        128,020        279,136         249,248
                                        ------------    -----------    -----------    ------------

Cost of revenue:
  Software

    Amortization                               8,846          2,659         16,360           5,182
    Royalties, distribution and other          4,612          8,718          9,717          16,311
  Services                                    34,482         27,844         67,713          56,708
  Hardware                                     1,198          3,664          2,568           6,146
                                        ------------    -----------    -----------    ------------
    Total cost of revenue                     49,138         42,885         96,358          84,347
                                        ------------    -----------    -----------    ------------
Gross profit                                  93,573         85,135        182,778         164,901
                                        ------------    -----------    -----------    ------------

Operating expenses:
  Selling, general and administrative         51,729         47,735        103,661          92,369
  Research and development                    25,683         18,738         50,595          38,098
                                        ------------    -----------    -----------    ------------
    Total operating expenses                  77,412         66,473        154,256         130,467
                                        ------------    -----------    -----------    ------------
Operating income                              16,161         18,662         28,522          34,434
Other income (expense), net                   (2,055)           (53)        (6,833)            367
                                        ------------    -----------    -----------    ------------
Income before income taxes                    14,106         18,609         21,689          34,801
Provision for income taxes                     5,257          6,699          9,662          12,528
                                        ------------    -----------    -----------    ------------
Net income                              $      8,849    $    11,910    $    12,027    $     22,273
                                        ============    ===========    ===========    ============

Earnings per share:
  Basic                                 $       0.24    $      0.33    $      0.33    $       0.61
                                        ============    ===========    ===========    ============
  Diluted                               $       0.24    $      0.32    $      0.33    $       0.61
                                        ============    ===========    ===========    ============

Weighted average number of
common shares outstanding:

  Basic                                   36,399,416     36,314,439     36,363,012      36,310,138
                                        ============    ===========    ===========    ============
  Diluted                                 36,866,332     36,657,239     36,697,589      36,693,671
                                        ============    ===========    ===========    ============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                   UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

               (in thousands, except per share and share amounts)

                                                                                      June 30,     December 31,
                                                                                        2001           2000
                                                                                     ----------    ------------
                                                                                                     (AUDITED)
Assets
Current assets
  Cash and cash equivalents                                                          $   21,035     $   22,782
  Accounts receivable, net of allowance for doubtful accounts of $5,955 and $4,544      147,399        147,428
  Prepaid expenses                                                                       12,056         10,394
  Other current assets                                                                    5,095          6,866
                                                                                     ----------    -----------
    Total current assets                                                                185,585        187,470
                                                                                     ----------    -----------
Property and equipment, net                                                              44,922         49,291
                                                                                     ----------    -----------

Other assets
  Goodwill, software and other intangibles, net                                         181,513        183,681
  Deferred income taxes                                                                  31,028         41,679
  Other noncurrent assets                                                                 1,494             --
                                                                                     ----------    -----------
    Total other assets                                                                  214,035        225,360
                                                                                     ----------     ----------
Total assets                                                                         $  444,542     $  462,121
                                                                                     ==========    ===========

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued liabilities                                           $   68,911     $   77,584
  Deferred revenue                                                                       30,782         23,203
  Income taxes payable                                                                   29,072         16,266
                                                                                     ----------    -----------
    Total current liabilities                                                           128,765        117,053
                                                                                     ----------    -----------
Intercompany credit agreements                                                          167,303        208,292
                                                                                     ----------    -----------
Stockholders' equity

  Preferred stock, $.01 par value; authorized 20,000,000 shares, none issued                 --             --
  Class A common stock, $.01 par value; 168,735,000 shares authorized; 5,297,578 and 5,054,574 shares issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively                                                          53             50
  Class B common stock, $.01 par value; 31,265,000 shares authorized; 31,265,000
    issued and outstanding at June 30, 2001 and December 31,2000                            313            313
  Additional paid-in capital                                                            153,294        148,765
  Retained earnings (deficit)                                                             4,423         (7,603)
  Accumulated other comprehensive loss                                                   (9,609)        (4,749)
                                                                                     ----------    -----------
  Total stockholders' equity                                                            148,474        136,776
                                                                                     ----------    -----------
Total liabilities and stockholders' equity                                           $  444,542    $   462,121
                                                                                     ==========    ===========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                          UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (in thousands)

                                                                Six Months Ended
                                                                    June 30
                                                             ----------------------
                                                               2001          2000
                                                             --------     ---------


Net Cash Provided By Operating Activities                    $ 54,732     $  38,495
                                                             --------     ---------
Cash flows from investing activities
  Payments for purchases of property and equipment             (3,521)       (7,769)
  Payments for purchases of software and other intangibles    (16,183)      (11,922)
                                                             --------     ---------
Net cash used in investing activities                         (19,704)      (19,691)
                                                             --------     ---------

Cash flows from financing activities
  Borrowings under intercompany credit agreements              16,667        19,652
  Payments on intercompany credit agreements                  (57,973)      (40,484)
  Common stock activities                                       4,531            39
                                                             --------     ---------
Net cash used in financing activities                         (36,775)      (20,793)
                                                             --------     ---------
Net decrease in cash and cash equivalents                      (1,747)       (1,989)
Cash and cash equivalents at beginning of period               22,782        20,696
                                                             --------     ---------
Cash and cash equivalents at end of period                   $ 21,035     $  18,707
                                                             ========     =========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                   UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Unigraphics Solutions Inc. ("Company" or "UGS") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) which are necessary for a fair presentation have been included. The results of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                                                         Three months ended       Six Months ended
                                                              June 30,                June 30,
                                                        --------------------    --------------------
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
(in thousands, except per share data)
Net income                                              $  8,849    $ 11,910    $ 12,027    $ 22,273
                                                        ========    ========    ========    ========

Weighted-average shares outstanding                       36,399      36,314      36,363      36,310
Dilutive effect of employee and director stock options       467         343         335         384
                                                        --------    --------    --------    --------
Diluted shares outstanding                                36,866      36,657      36,698      36,694
                                                        ========    ========    ========    ========

Earnings per share:
   Basic                                                $   0.24    $   0.33    $   0.33    $   0.61
                                                        ========    ========    ========    ========
   Diluted                                              $   0.24    $   0.32    $   0.33    $   0.61
                                                        ========    ========    ========    ========

Note 3.  Comprehensive Income

         Comprehensive income for the three months ended June 30, 2001 and 2000 was $7.1 million and $10.4 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $7.2 million and $19.9 million, respectively. The difference between comprehensive income and net income for all reported periods arose from foreign currency translation adjustments.

Note 4. Segment Information

Industry Segments

     The Company's business involves operations in principally one industry segment: providing Internet-enabled, collaborative product design, development and process management software and services to manufacturers.

Geographic Segments

     The Company aggregates its operations by geographic location for management reporting purposes. Reportable segments consist of the Americas, Europe, and Asia Pacific. The Company uses operating income, exclusive of software amortization costs which are included in cost of revenue, to measure segment profit or loss. The following is a summary of certain financial information by reportable geographic segment for the three months and six months ended June 30, 2001 and 2000 (in thousands):

                       Three months ended                            Three months ended
                          June 30, 2001                                 June 30, 2000
                  ----------------------------                -----------------------------
                                    Operating                                    Operating
                    Revenue           Income                    Revenue           Income
                  -----------      -----------                -----------       -----------
Americas           $ 77,681          $12,232                   $ 67,032          $11,954

Europe               47,900            9,480                     43,649            7,086

Asia Pacific         17,130            3,295                     17,339            2,281
                  -----------      -----------                -----------       -----------
  Total             142,711           25,007                    128,020           21,321
                  ===========      ===========                ===========       ===========


                         Six months ended            June 30,            Six months ended           December 31,
                          June 30, 2001                2001                June 30, 2000                2000
                  -----------------------------    ------------    -----------------------------    ------------
                                    Operating         Total                          Operating          Total
                     Revenue           Income          Assets          Revenue        Income            Assets
                  ------------------------------   ------------    -----------------------------    ------------
Americas            $153,781         $24,848         $333,090         $136,385        $24,679          $352,449

Europe                94,590          16,780           83,722           83,506         12,845            81,255

Asia Pacific          30,765           3,254           27,730           29,357          2,092            28,417
                    --------         -------         --------         --------        -------          --------
  Total              279,136          44,882          444,542          249,248         39,616           462,121
                    ========         =======         ========         ========        =======          ========

     A reconciliation of operating income for the three months and six months ended June 30, 2001 and 2000 follows (in thousands):

                                                                Three months ended
                                                          -----------------------------
                                                          June 30, 2001   June 30, 2000
                                                          -------------   -------------
Total operating income for reportable segments                $25,007        $21,321
Unallocated software amortization costs                        (8,846)        (2,659)
                                                              -------        -------
Operating income                                              $16,161        $18,662
                                                              =======        =======

                                                                 Six months ended
                                                          -----------------------------
                                                          June 30, 2001   June 30, 2000
                                                          -------------   -------------
Total operating income for reportable segments               $ 44,882        $39,616
Unallocated software amortization costs                       (16,360)        (5,182)
                                                             --------        -------
Operating income                                               28,522         34,434
                                                             ========        =======

     There are no intercompany sales between geographic areas. All sales are from external customers.

Note 5.  Depreciation and Amortization

         Property and equipment is stated net of accumulated depreciation of $57.7 million and $47.7 million at June 30, 2001 and December 31, 2000, respectively. Additionally, goodwill, software, and other intangibles are stated net of accumulated amortization of $60.1 million and $41.9 million at June 30, 2001 and December 31, 2000, respectively. Depreciation and amortization expense for the three months ended June 30, 2001 and 2000 was $13.1 million and $10.7 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 was $24.8 million and $16.7 million, respectively.

Note 6.  EAI Acquisition

         On October 23, 2000, Engineering Animation, Inc. ("EAI"), pursuant to a merger with a Company subsidiary, became a wholly-owned subsidiary of the Company. Effective as of December 31, 2000, the EAI United States subsidiary was merged into Unigraphics Solutions Inc., the United States parent company. The purchase price for all of the outstanding common stock was $166.2 million. In addition, the Company paid $12.2 million to the holders of options to purchase EAI common stock for the underlying in-the-money value of these options. The Company recorded a charge to operations related to acquired in-process research and development of $24.2 million. In addition, the Company recorded goodwill of $139.6 million, including adjustments subsequent to acquisition, which is being amortized over periods of three to seven years.

         The following unaudited pro forma summarized results of operations for the period ending June 30, 2001 and 2000 were prepared as though the acquisition occurred on January 1, 2000 (in thousands, except per share amounts):

                                                                    Three Months Ended         Six Months Ended
                                                                         June 30,                   June 30,
                                                                   ---------------------     ---------------------
                                                                     2001         2000         2001         2000
                                                                   --------     --------     --------     --------
Total revenue                                                      $142,711     $145,620     $279,136     $280,575

Operating income from continuing operations                          16,161        8,658       28,522        7,596

Net income (loss) from continuing operations                          8,849        2,295       12,027       (3,975)

Income (loss) from continuing operations per share
   Basic and diluted                                               $   0.24     $   0.06     $   0.33     $  (0.11)

Weighted average number of common shares outstanding:
   Basic                                                             36,399       36,314       36,363       36,310
   Diluted                                                           36,866       36,657       36,698       36,310


         All transactions between the Company and EAI are eliminated. The acquisition had no effect on the Company's weighted-average number of common shares outstanding nor the incremental increase in common shares outstanding assuming the exercise of all employee stock options that would have had a dilutive effect on earnings per share.

         The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might have been achieved from combining the operations.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company generates revenue primarily from the licensing of mechanical computer aided design ("MCAD"), product data management, visualization, and collaborative product development software products, provision of software consulting and support services and the sale of computer equipment to users of the Company's products. The Company operates business units in 30 countries, including the United States. For the most part, the Company's software products are licensed to customers through the Company's direct sales force and by specific arrangements with certain distributors, value-added resellers and other marketing representatives. For further information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         Effective January 1, 1998, the Company and Electronic Data Systems Corporation ("EDS") entered into a Management Services Agreement, pursuant to which EDS performs various management services for the Company, including treasury, risk management, tax, and similar administrative services. Amounts charged to the Company under this agreement approximate EDS' costs of providing the services plus a fixed fee equal to 0.5% of the Company's total revenues, up to a maximum annual fixed fee of $2.5 million. The Management Services Agreement will expire on December 31, 2002 unless terminated earlier by either party if EDS and the Company are no longer under common control. Except for certain tax and treasury management services relating to consolidated operations or corporate policy of EDS, which the Company is required to purchase during the term of the Management Services Agreement, the Company or EDS may terminate any service since January 1, 2000 with prior notice of not less than five months, or earlier if the parties mutually agree. The Company paid EDS $4.6 million for such services in 2000. During the six month period ended June 30, 2001, EDS has invoiced the Company approximately $2.3 million for services provided during such period. There can be no assurances that the charges incurred by the Company under this agreement will, in the aggregate, be lower than the aggregate of charges the Company might be able to negotiate with unrelated parties for such services.

         On October 23, 2000 the Company completed the acquisition of Engineering Animation, Inc. ("EAI") pursuant to an offer (as set forth in an Agreement and Plan of Merger dated September 5, 2000) to acquire all of the outstanding shares of EAI common stock at a price of $13.75 net per share. The total amount of Company funds required to consummate the offer and to pay related fees and expenses was $193.5 million. The Company obtained the funds to consummate this transaction through advances made by EDS pursuant to the Intercompany Credit Agreement between the companies. EAI developed and produced Internet-enabled visual process management, collaboration, communication and analysis software solutions and related services for extended manufacturing enterprises. Prior to the acquisition, the Company licensed certain of EAI's software products and purchased other EAI services for resale to its customers, primarily as part of the Company's bundled PDM offerings.

         On May 23, 2001, EDS announced its intention to acquire all of the shares of the Company that it did not then hold. EDS currently holds all of the issued and outstanding Class B Common Stock of the Company and none of the Company's Class A Common Stock, which is publicly traded. As a result of its ownership of the Class B Common Stock, EDS controls 98.4% of the voting power of the Company. At the same time, EDS announced an agreement to acquire Structural Dynamics Research Corporation ("SDRC"). Upon consummation of the acquisitions of both the Company and SDRC, EDS announced that it intends to establish a fifth line of EDS business by combining the businesses of the Company and SDRC. According to EDS, neither acquisition is conditioned upon EDS completing the acquisition of the other company.

         In contemplation of EDS' announced intention to acquire the Company's outstanding Class A Common Shares, on May 16, 2001 the Company Board established a special committee of disinterested directors to consider any potential going-private proposal and its potential impact on the Company and shareholders other than EDS. The special committee engaged independent counsel and investment advisors and entered into negotiations with EDS and its representatives on this potential transaction. On August 3, 2001, EDS and the Company announced that they had reached an agreement for EDS to purchase the outstanding Class A Common Shares of UGS at a price of $32.50 per share. The special committee has determined that the $32.50 price is fair to the minority public shareholders and has recommended that Company shareholders tender their shares pursuant to the EDS offer to purchase.

         Pursuant to the Intercompany Credit Agreement dated January 1, 1998 between the Company and EDS and similar intercompany credit agreements between EDS Finance, PLC and certain non-U.S. subsidiaries of the Company, the Company is required to borrow from EDS, and EDS is required to lend to the Company, amounts required by the Company to fund its daily cash requirements. Subsequent to the closing of the initial public offering of the Company's Class A common stock, the maximum amount available to the Company under this facility was $70 million. On September 1, 2000, in conjunction with the acquisition of EAI, the intercompany credit agreements were amended to increase the maximum amount the Company may borrow to $250 million. As of June 30, 2001 there was $167.3 million payable under the intercompany credit agreements. See "Liquidity and Capital Resources" for further discussion.

Forward-looking Statements

         All statements other than historical statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward-looking statements include statements regarding expected future declines in hardware revenues, the sufficiency of liquidity and capital resources over the next twelve months, and any other statements of Company's plans, objectives, expectations or intentions. Any Form 10-K, Annual Report to Shareholders, Form 10-Q or Form 8-K of the Company may include these and other forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short-term and long-term revenue and earnings growth, the value of new contract signings, and MCAD industry growth rates and the Company's performance relative thereto.

         These forward-looking statements are based on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: vigorous competition in the MCAD industry and the impact of such competition on pricing, revenues and margins; market acceptance of new Company product or service offerings and costs associated with the development and marketing of such offerings; the financial performance of current and future customer contracts; the cost of attracting and retaining highly skilled personnel; the ability of the Company to successfully integrate its operations into a single, effective and efficient entity; and the significant quarterly fluctuations in the Company's operating results caused by, among other factors, the timing of orders and shipments. Such factors are described in more detail in the Company's most recent Annual Report on Form 10-K beginning on page 24.

         The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Results of Operations

         Revenues. Revenues were $142.7 million during the three months ended June 30, 2001, an increase of $14.7 million from $128.0 for the corresponding period in 2000. Revenues were $279.1 million during the six months ended June 30, 2001, an increase of $29.9 million from $249.2 for the corresponding period in 2000.

         Software revenues increased $3.4 million, or 6%, to $57.1 million for the three-month period ended June 30, 2001, from $53.7 million for the corresponding period in 2000. Software revenues increased $5.6 million, or 5%, to $112.4 million for the six-month period ended June 30, 2001, from $106.8 million for the corresponding period in 2000. The increases for the reported periods resulted from i-Man software growth and from EAI software included in 2001, but not in 2000 because the acquisition occurred in the fourth quarter of 2000. The EAI contribution was $1.2 million and $4.2 million for the three-month and six-month periods ending June 30, 2001, respectively.

         Services revenues increased $13.5 million, or 19%, to $84.1 million for the three-month period ended June 30, 2001, from $70.6 million for the corresponding period in 2000. Services revenues increased $28.3, or 21%, to $163.3 million for the six-month period ended June 30, 2001, from $135.0 million for the corresponding period in 2000. The increases for the reported periods resulted from strong professional services growth in Europe and additional software maintenance revenues resulting from the EAI acquisition in Americas and Europe and continued growth in the installed customer base in all geographic areas. The

EAI contribution was $7.6 million and $15.5 million for the three-month and six-month periods ending June 30, 2001, respectively.

         As planned, hardware revenues decreased $2.3 million, or 61%, to $1.5 million for the three-month period ended June 30, 2001, from $3.8 million for the corresponding period in 2000. Hardware revenues decreased $4.0 million, or 54%, to $3.4 million for the six-month period ended June 30, 2001, from $7.4 million for the corresponding period in 2000. All geographic areas experienced decreases for the periods reported. These decreases reflect the Company's decision in late 1996 to de-emphasize hardware revenues in order to focus on higher margin software revenues and consulting services revenues. The Company expects hardware revenues to continue to decline and to become a smaller portion of its business.

         Revenues from international operations were 49% and 51% of total revenues for the three months ended June 30, 2001 and 2000, respectively. Revenues from international operations were 48% of total revenues for the six months ended June 30, 2001 and 2000.

         Gross Profit. Gross profit was $93.6 million during the three months ended June 30, 2001, an increase of $8.5 million, from $85.1 million for the corresponding period in 2000. Gross profit was $182.8 million for the six-month period ended June 30, 2001, an increase of $17.9 million, from $164.9 million for the corresponding period in 2000. Gross profit margin was 66% for the three months ended June 30, 2001 and 2000. Gross profit margin was 65% for the six months ended June 30, 2001, and 66% for the six months ended June 30, 2000.

         Gross profit on software revenues increased $1.4 million, or 3%, to $43.7 million for the three-month period ended June 30, 2001, from $42.3 million for the corresponding period in 2000. Gross profit on software revenues increased $1.0 million, or 1%, to $86.3 million for the six-month period ended June 30, 2001, from $85.3 million for the corresponding period in 2000. The increases for the reported periods resulted from higher revenues and elimination of royalties paid to EAI which were partially offset by increased amortization costs related to the EAI acquisition.

         Gross profit on services revenues increased $6.8 million, or 16%, to $49.6 million for the three-month period ended June 30, 2001, from $42.8 million for the corresponding period in 2000. Gross profit on services revenues increased $17.3 million, or 22%, to $95.6 million for the six-month period ended June 30, 2001, from $78.3 million for the corresponding period in 2000. The increases for the periods reported resulted primarily from increased software maintenance revenues.

         Gross profit on hardware revenues increased $0.2 million, to $0.3 million for the three-month period ended June 30, 2001, from $0.1 million for the corresponding period in 2000. Gross profit on hardware revenues decreased $0.4 million, to $0.9 million for the six-month period ended June 30, 2001, from $1.3 million for the corresponding period in 2000. This is a continuation of the trend of lower volume resulting from reduced emphasis on selling hardware.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.7 million during the three months ended June 30, 2001, an increase of $4.0 million from $47.7 million for the corresponding period in 2000. Selling, general, and administrative expenses were $103.7 million during the six months ended June 30, 2001, an increase of $11.3 million from $92.4 million for the corresponding period in 2000. Selling, general, and administrative expenses were 36% and 37% of total revenues for the three months ended June 30, 2001 and 2000, respectively. Selling, general, and administrative expenses were 37% of total revenues for the six months ended June 30, 2001 and 2000. Selling expenses comprise salesperson salaries, commissions and benefits, travel, sales office occupancy and other related expenses. Selling expenses were higher because of additional employee costs associated with the EAI acquisition, partially offset by lower general and administrative expenses in the three-month period.

         Research and Development Costs. Research and development costs were $25.7 million for the three months ended June 30, 2001, an increase of $7.0 million from $18.7 million for the corresponding period in 2000. Research and development costs were $50.6 million for the six-month period ended June 30, 2001, an increase of $12.5 million from $38.1 million for the corresponding period in 2001. The increase in research and development costs resulted from additional costs associated with the EAI acquisition. Research and development costs as a percentage of total revenues were 18% of total revenues for the three months ended June 30, 2001, and 15% of total revenues for the three months ended June 30, 2000. Research and development costs as a percentage of total revenues were 18% of total revenues for the six months ended June 30, 2001, and 15% for the six months ended June 30, 2000. The increase in research and development costs as a percentage of total revenues resulted from a higher cost-to-revenues relationship of the incremental costs associated with the EAI acquisition.

         Operating Income. Operating income was $16.2 million and $18.7 million for the three months ended June 30, 2001 and 2000, respectively. Operating income was $28.5 million and $34.4 million for the six months ended June 30, 2001 and 2000, respectively.

         Other Income (Expense), Net. Other income (expense), net was ($2.1) million and ($0.1) million for the three months ended June 30, 2001 and 2000, respectively. Other income (expense), net was ($6.8) million and $0.4 million for the six months ended June 30, 2001, and 2000, respectively. The net expenses for the three months and six months ended June 30, 2001 consisted primarily of interest expense arising from increased net borrowings under the intercompany credit agreements related to the EAI acquisition in the fourth quarter of 2000.

         Provision for Income Taxes. The provision for income taxes was $5.3 million and $6.7 million for the three months ended June 30, 2001 and 2000, respectively. The provision for income taxes was $9.7 million and $12.5 million for the six months ended June 30, 2001 and 2000 respectively. The Company's effective tax rate was 37% for the three months ended June 30, 2001, and 36% for the three months ended June 30, 2000. The Company's effective tax rate was 45% for the six months ended June 30, 2001, and 36% for the six months ended June 30, 2000. The difference between the Company's effective tax rate and the statutory federal income tax rate primarily resulted from the tax effect of goodwill amortization and state and foreign taxes, partially offset by research and experimentation credits.

         Net Income. Net income for the three months ended June 30, 2001, was $8.8 million compared to $11.9 million for the corresponding period in 2000. Net income for the six months ended June 30, 2001, was $12.0 million and $22.3 million for the corresponding period in 2000. Basic earnings per share of common stock for the three months ended June 30, 2001, was $0.24, and $0.33 for the corresponding period in 2000. Basic earnings per share of common stock for the six months ended June 30, 2001, was $0.33, and $0.61 for the corresponding period in 2000. Diluted earnings per share of common stock for the three months ended June 30, 2001, was $0.24, and $0.32 for the corresponding period in 2000. Diluted earnings per share of common stock for the six months ended June 30, 2001, was $0.33, and $0.61 for the corresponding period in 2000.

         Pro Forma Net Income. Pro forma net income, which excludes the amortization of goodwill and intangible assets resulting from acquisitions, and dilutive earnings per share were $14.9 million, or $0.40 per share, and $13.6 million, or $0.37 per share for the three months ended June 30, 2001 and 2000, respectively. Pro forma net income and dilutive earnings per share were $24.7 million, or $0.67 per share, and $25.6 million, or $0.70 per share for the six months ended June 30, 2001 and 2000, respectively.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

         The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS No. 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         At June 30, 2001, the Company's unamortized goodwill and intangibles totaled $181.5 million. Amortization expense related to goodwill and intangibles was $18.0 million for the six months ended June 30, 2001 and $18.6 million for the year ended December 31, 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable at the date of this report for the Company to accurately determine the complete impact on its financial statements of adopting these standards, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

         The Company's central cash management function is performed by EDS under the Management Services Agreement. The Company has intercompany credit agreements with EDS under which the balance outstanding at June 30, 2001 was $167.3 million. The maximum amount that the Company may borrow at any time from EDS under the intercompany credit agreements, as amended September 1, 2000, is $250 million. The intercompany credit agreements were amended to provide financing for the EAI acquisition by the Company. The $250 million limit will be reduced, up to a maximum of $180 million, dollar-for-dollar by the amount of any term loan facility (including any term loan facility with EDS or its affiliates) which the Company may obtain to refinance amounts outstanding thereunder, the terms of which, in the aggregate, are no less favorable to the Company, taking into account both the term of any such facility as well as the interest rate. Amounts outstanding under the intercompany credit agreements bear interest, payable quarterly at a rate equal to one-month LIBOR plus 0.5%. "LIBOR" means the Official British Banker's Association one-month U.S. LIBOR Fixings. The intercompany credit agreements restrict the Company from obtaining financing from any party other than EDS without written consent from EDS, unless EDS fails to provide funding available to the Company under the intercompany credit agreements. The intercompany credit agreements terminate on December 31, 2002, unless terminated earlier at the election of one of the parties upon occurrence of certain events, and also require that the Company lend to EDS all excess cash of the Company at a rate of one-month LIBID minus 0.5%. "LIBID" means London Interbank Bid Rate.

         The Company's net cash provided by operations for the six months ended June 30, 2001 increased $16.2 million to $54.7 million, from $38.5 million in the corresponding period in 2000. This resulted primarily from changes in assets and liabilities attributable to the timing of payments of taxes. Cash flows used in investing activities were unchanged for the reported periods as a result of decreased purchases of property and equipment offset by increased payments for software and other intangibles. Cash flows used in financing activities for the six months ended June 30, 2001, increased $16.0 million to $36.8 million from $20.8 million in the corresponding period in 2000. This reflects a net decrease in cash borrowings from EDS. The Company believes currently available sources of liquidity, including the intercompany credit agreements and cash generated from operations, will be sufficient for its operations for at least the next twelve months.

Impact of Changes in Exchange Rates

         The Company's results of operations can be affected by changes in exchange rates. Revenue received and expenses paid in currencies other than the U.S. dollar are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During the six months ended June 30, 2001, international revenue represented 48% of total Company revenue. The Company's most significant international operations are located in Germany and the United Kingdom, which were 26% and 11%, respectively, of total international revenue for the six months ended June 30, 2001. Foreign revenue and costs are generally received and paid in the local currency. Historically, foreign currency transaction gains (losses) have not had a material effect on the Company's results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On or about May 24, 2001, eight class action lawsuits were filed in the Court of Chancery of the State of Delaware against the Company, its majority shareholder EDS, and certain present and past members of the Company's Board of Directors. The cases are styled Masseo Investments Ltd. v. Unigraphics SolutionsInc., et al., Case No. 18916-NC; David Osher v. Jeff Heller, et al., Case No. 18917-NC; Patrick Starr v. Unigraphics Solutions Inc., et al., Case No. 18919; Lisa Berkley v. Unigraphics Solutions Inc., et al., Case No. 18920-NC; Phillip Brant v. Jeffery M. Heller, et al., Case No. 18921-NC; Charles Jobe v. Unigraphics Solutions Inc., et al., Case No. 18922-NC; DPM Limited Partnership
v. Unigraphics Solutions Inc., et al., Case No. 18923-NC; and Mary Ann Jobe v. Unigraphics Solutions Inc., Case No. 18925-NC. The plaintiffs allege, among other allegations, that EDS' announced intent to purchase the outstanding common shares of the Company that it does not presently own for a price of $27.00 per share, is not fair to the minority shareholders of the Company and that certain defendants have breached and are breaching their fiduciary duties to the members of the class. The eight Delaware shareholder suits have been consolidated by the Chancery Court into an action styled In re Unigraphics Solutions Inc. Shareholders Litigation, Case No. 18916-NC. The defendants are proceeding with appropriate discovery for this stage of the filed claims. The Company believes that there is no basis for plaintiffs' claims and any resulting liability would not have a material adverse effect on the Company's financial condition and results of operation.

         Similarly, on May 24, 2001, the Company, EDS, the Chairman and Chief Executive Officer of EDS, and the directors of the Company were sued by an alleged shareholder on behalf of the class of plaintiffs similarly situated, in a California Superior Court. The case is styled Zygko v. Unigraphics Solutions Inc., et al., Case No. 10CC06783, in Orange County Superior Court. The allegations are similar to the claims in the Delaware actions. The California shareholder suit was removed to federal court on June 29, 2001 and assigned Case No. CV01-5758-CM. The parties have agreed to stay the California action pending resolution of the related Delaware actions. Again, the Company believes that there is no basis for plaintiff's claim and any resulting liability would not have a material adverse effect on the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         UGS' 2001 Annual Meeting of Stockholders was held on May 16, 2001 in St. Louis, Missouri. A total of 5,066,007 Class A Common Shares and 31,265,000 Class B Common Shares (approximately 99.78% of all shares entitled to vote at the meeting) were represented by proxy or ballot at the meeting. The matters voted upon at the meeting, and the votes cast with respect to each item were:

         (i) Election of two Class III directors for a three-year term expiring at the 2004 Annual Meeting of Stockholders: Jeffrey M. Heller - 316,914,587 shares cast for election and 110,042 shares withheld; Dr. Leo J. Thomas - 316,945,581 shares cast for election and 79,048 shares withheld. The terms of the following directors continued after the meeting: George A. Abigail, Anthony
J. Affuso, Paul J. Chiapparone, D. Gilbert Friedlander, J. Davis Hamlin, and William P. Weber.

         (ii) Stockholder proposal regarding approval of the Unigraphics Solutions Inc. 2001 Incentive Plan. 314,711,814 shares cast for the proposal, 1,637,942 shares cast against the proposal and 14,974 shares abstained.

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

          10.1 Amendment Four to the First Amended Unigraphics Solutions Inc. 401(k) Plan

          10.2 Amendment Five to the First Amended Unigraphics Solutions Inc. 401(k) Plan

          10.3 Unigraphics Solutions Inc. 2001 Incentive Plan, incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated April 6, 2001 (File No. 001-14155).

(b)      Reports on Form 8-K

         None.

                   UNIGRAPHICS SOLUTIONS INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized and in his capacity as Chief Financial Officer.

                                             UNIGRAPHICS SOLUTIONS INC.
                                   ---------------------------------------------
                                                    (Registrant)



                               By             /s/ Douglas E. Barnett
                                   ---------------------------------------------
                                         Douglas E. Barnett, Vice President,
Date:    August 14, 2001                Chief Financial Officer and Treasurer